Form 10QSB
period 2006-10-31
Iron Link Ltd.
filed 2007-01-11
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2006.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

Commission File Number 333-137613

IRON LINK LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

800 Bellevue Way NE, Suite #400
Bellevue, WA	98004
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: (425) 462 - 4216

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 Shares of $0.001 par value Common Stock outstanding as of January 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [   ]

IRON LINK LTD.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

(Unaudited)

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2006	July 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$2,717	$16,849
Prepaid expenses	-	214
Total current assets	2,717	17,063

Property and equipment, net	4,152	3,581
Security deposit	450	450
	4,602	4,031

Total Assets	$7,319	$21,094

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,342	$-
Due to related parties	6,733	6,030
Notes payable related parties	20,337	20,009
Total current liabilties	31,412	26,039

Total Liabilities	31,412	26,039

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
5,000,000 issued and outstanding
(July 31, 2006 - 5,000,000)	5,000	5,000
Additional paid in capital		-
Deficit accumulated during the development stage	(29,023)	(9,881)
Accumulated other comprehensive income (loss)	(70)	(64)
Total Stockholders' Equity	(24,093)	(4,945)

Total Liabilities and Stockholders' Equity	$7,319	$21,094

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months	May 30, 2006
	Ended	(Inception) through
	October 31, 2006	October 31, 2006

Revenue	$-	$-

Expenses:
Depreciation	137	210
Bank charges	195	256
Product testing	-	1,041
Consulting	-	2,174
Officer compensation	1,500	3,500
Office and administrative	5,654	6,540
Professional fees	9,300	9,300
Travel	2,028	5,665
	18,814	28,686

Loss from operations	(18,814)	(28,686)

Other income (expense)
Interest expense	(328)	(337)

Income (loss) before provision for income tax	(19,142)	(29,023)

Provision for income tax	-	-

Net income (loss)	$(19,142)	$(29,023)

Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)	(6)	(70)

Comprehensive loss	$(19,148)	$(29,093)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)

Weighted average number of
common shares outstanding	5,000,000

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accum.	Accum.
				During the	Other	Stock-
	Common Stock		Paid In	Development	Compre.	holders'
	Shares	Amount	Capital	Stage	Income/(Loss)	Equity

Balances at May 30, 2006	-	$-	$-	$-	$-	$-

Issuance of stock for cash	5,000,000	5,000	-			5,000

Foreign currency
translation gain (loss)					(64)	(64)

Net gain (loss) for the period
ended July 31, 2006				(9,881)		(9,881)

Balances at July 31, 2006	5,000,000	5,000	-	(9,881)	(64)	(4,945)

Foreign currency
translation gain (loss)					(6)	(6)

Net gain (loss) for the period
ended October 31, 2006				(19,142)		(19,142)

Balances at October 31, 2006	5,000,000	$5,000	$-	$(29,023)	$(70)	$(24,093)

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months	May 30, 2006
	Ended	(Inception) through
	October 31, 2006	October 31, 2006

Cash Flows From Operating Activities:
Net income (loss)	$(19,142)	$(29,023)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation	137	210
Prepaid expense	214	-
Security deposits	-	(450)
Accounts payable	4,342	4,342
Accounts payable related parties	703	6,733
Net cash provided by (used for)
operating activities	(13,746)	(18,188)

Cash Flows From Investing Activities:
Purchase of fixed assets	(708)	(4,362)
Net cash provided by (used for)
investing activities	(708)	(4,362)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three months	May 30, 2006
	Ended	(Inception) through
	October 31, 2006	October 31, 2006

Cash Flows From Financing Activities:
Note payable related parties	328	20,337
Issuance of common stock	-	5,000
Net cash provided by (used for)
financing activities	328	25,337

Effect of exchange rate changes on cash	(6)	(70)

Net Increase (Decrease) In Cash	(14,132)	2,717
Cash At The Beginning Of The Period	16,849	-

Cash At The End Of The Period	$2,717	$2,717

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(Unaudited)

Note 1	Nature and Continuance of Operations

Organization

Iron Link Ltd. (the Company or “Iron Link”) was incorporated on May 31, 2006 under the laws of the State of Nevada, USA.

The Company owns 100% of the issued and outstanding common shares of Iron Link TV Ltd. (Iron Link TV), a British Columbia, Canada company, whose business is developing a television programming delivery system based on IPTV technology.

IPTV, short for Internet Protocol Television, delivers television as data over a broadband connection that can be viewed on a PC or on television set equipped with set-top box. Iron Link is planning to deliver streaming content and Video On Demand services to customers in North America.

Going Concern

The Company commenced operations on May 31, 2006 and has not realized any revenues since inception. The Company has a deficit accumulated to October 31, 2006 in the amount of $29,023. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 5,000,000 shares of capital stock for proceeds of $5,000 and loans from directors in the amount of $20,000. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Note 2	Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006
(Unaudited) – Page 2

Note 2	Significant Accounting Policies – (cont’d)

dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Iron Link TV Ltd. All inter-company transactions and balances have been eliminated.

b)	Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

c)	Technology Rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006
(Unaudited) – Page 3

Note 2	Significant Accounting Policies – (cont’d)

d)	Depreciation and Amortization

Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The accelerated methods have been used for computer equipment for financial reporting purposes, accelerated methods are used for tax purposes.

e)	Foreign Currency Translation

The Company’s wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the Statement of Financial Accounting Standards (“FAS”) No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than the reporting currency are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity. Transactions undertaken in currencies other than the reporting currency are translated at the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in the statement of operations.

f)	Impairment of Long-Lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

g)	Organization Costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby organization and initial costs incurred with the incorporation and initial capitalization of the Company are charged to operations as incurred.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006
(Unaudited) – Page 4

Note 2	Significant Accounting Policies – (cont’d)

h)	Income Taxes

The Company follows FAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

i)	Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with FAS No. 128, "Earnings Per Share" (“FAS 128”). FAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

j)	Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their carrying values due to the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

k)	New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special- purpose entity to hold a derivative financial instrument that pertains to a

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006
(Unaudited) – Page 5

Note 2	Significant Accounting Policies – (cont’d)

k)	New Accounting Standards – (cont’d)

beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write- downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of this Interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006
(Unaudited) – Page 6

Note 2	Significant Accounting Policies – (cont’d)

k)	New Accounting Standards – (cont’d)

evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Note 3	Fixed Assets

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at October 31, 2006, and July 31, 2006.

	October 31,	July 31,
	2006	2006

Computer and office equipment	$4,362	$3,654
Less: accumulated amortization	(210)	(73)

	$4,152	$3,581

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006
(Unaudited) – Page 7

Note 4	Capital Stock

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from May 31, 2006 (Date of Inception) to July 31, 2006, the Company issued 5,000,000 common shares to directors of the Company for proceeds of $5,000.

At October 31, 2006, there were no outstanding stock options or warrants.

Note 5	Related Party Transactions – Notes 4 and 5

a)	The President of the Company provides management services to the Company. During the period ended October 31, 2006, the Company incurred $1,500 (July 31, 2006 - $2,000) for executive compensation.

b)

During the period ended July 31, 2006 a director of the Company provided a $20,000 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $10,000 of principal due on July 28, 2007, and $10,000 of principal due on July 31, 2007, and $337 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

c)

The amounts due to related parties include $6,733 (July 31, 2006 - $6,030) which is due to a director of the Company and represent cash advances and expenses incurred on behalf of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6	Common Control Acquisition

By agreement dated June 1, 2006, the Company acquired 100% of the issued and outstanding common shares of Iron Link TV, Ltd. for $10, in an acquisition accounted for as a transaction between entities under common control. The subsidiary's business is developing a television programming delivery system based on IPTV technology. The Company has accounted for the acquisition pursuant to guidance in SFAS 141, Appendix D, which requires in general the combining of the financial position and operations of the parent and acquired subsidiary for all financial statement periods presented. Iron Link TV, Ltd. was incorporated in 2006 and had no assets, liabilities, or operations prior to June 1, 2006.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006
(Unaudited) – Page 8

Note 7	Financial Instruments

Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through accounts payable to be settled in Canadian dollars. The Company monitors this exposure, but had no hedge positions at October 31, 2006.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

For the next twelve month our specific goal will be to test, develop back-end software for our services, purchase or lease hardware and enter into agreements with service aggregators and content owners. We intend to accomplish the foregoing through the following milestones:

(i) Complete our public offering. We have filed a prospectus with regulatory authorities constituting an offering to the public a minimum of 2,000,000 and a maximum of 20,000,000 shares of the Company’s common stock at $0.025 per share for gross proceeds of minimum of $50,000 and maximum of $500,000. The prospectus was declared effective December 12, 2006.

(ii) Complete testing of all IPTV platform components under consideration for integration into our system. We are currently in this stage of our operations. We hired a private consulting firm to conduct testing of hardware components and advise us on which components will be most suitable to our needs.

(iii) Develop and set-up of Operations Support Systems (OSS) and Business Support Systems (BSS) for our services. This will involve software development of a self-service portal where the subscriber is able to manage their subscription, activate new services and de-activate existing ones; Customer Relationship Management (CRM) system; acquisition and integration of the charging and billing system; service management system; inventory management system; order management system, and subscriber management. In a pilot project, we may use a limited number of required IPTV platform components including utilization of a manual charging and billing system and inventory management.

(iv) Purchase or lease, subject to financing, all hardware needed to set up our IPTV platform system.

(v) Negotiate with content aggregators and providers streaming content and on-demand movies or independent content for our Iron Link TV services.

(vi) Complete integration of hardware components, OSS/BSS and setting-up of all systems. In addition, subject to financing, we will secure extra office space and server co-location space to accommodate our hardware equipment and additional personnel.

(vii) Deploy our services and a full version of our website (www.ironlinktv.com) for promotion of our services. Depending on the size of our deployment, we will market our services to local customers via print, radio and billboard advertising to our target market of foreign language viewers. If we are successful in generating revenues from our initial deployment, we intend to expand our content offering, purchase additional set-top boxes and increase marketing spending to expand our customer base.

As of October 31, 2006, we had spent $3,215 toward the IPTV platform components testing. We intend to spend between $12,000 and $420,000, subject to financing, for further development, marketing and deployment of Iron Link TV IPTV platform.

As well, we anticipate spending an additional $5,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total minimum expenditures over the next 12 months are therefore expected to be approximately $40,000. This amount will correlate with the amount of the additional capital raised over the next six months.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operaitons. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending October 31, 2006

We did not earn any revenues during the three-month period ending October 31, 2006. During the quarter ended October 31, 2006, we incurred operating expenses in the amount of $18,814. These operating expenses were comprised of professional fees of $9,300, general and administration costs of $5,654, depreciation expense of $137, bank charges of $195, officer compensation of $1,500 and travel expenses of $2,028.

As at October 31, 2006, the Company had cash of $2,717 and liabilities totalling $31,412 for a working capital deficiency of $28,695 compared to the working capital deficiency of $8,976 as at July 31, 2006.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue activities related to the IPTV platform development and implementation. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management’s application of accounting policies.

Technology Rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2006. This evaluation was conducted by Alexandre Routkovski, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Alexandre Routkovski, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Link Ltd.

/s/ Alexandre Routkovski
Alexandre Routkovski
President, CEO, Treasurer, CFO
principal accounting officer,
principal financial officer and Director
Dated: January 10, 2007

/s/ Victor Krukov
Victor Krukov
Secretary and Director
Dated: January 10, 2007