Form 10QSB
period 2007-01-31
Iron Link Ltd.
filed 2007-03-05
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 2007.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____ to ____

Commission File Number 333-137613

IRON LINK LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	71-1026782
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

800 Bellevue Way NE, Suite #400
Bellevue, WA	98004
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: (425) 462 - 4216

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | X | No | |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,008,000 Shares of $0.001 par value Common Stock outstanding as of March 5, 2007.

Transitional Small Business Disclosure Format (Check one): Yes | | No | |

IRON LINK LTD.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

(Unaudited)

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2007	July 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$50,531	$16,849
Prepaid expenses	-	214
Total current assets	50,531	17,063

Property and equipment, net	4,010	3,581
Security deposit	450	450
	4,602	4,031

Total Assets	$54,991	$21,094

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,308	$-
Due to related parties	7,940	6,030
Notes payable related parties	21,166	20,009
Total current liabilties	36,414	26,039

Total Liabilities	36,414	26,039

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
7,008,000 issued and outstanding
(July 31, 2006 - 5,000,000)	7,008	5,000
Additional paid in capital	48,192	-
Deficit accumulated during the development stage	(36,761)	(9,881)
Accumulated other comprehensive income (loss)	138	(64)
Total Stockholders' Equity	18,577	(4,945)

Total Liabilities and Stockholders' Equity	$54,991	$21,094

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

		Three months	Six months	May 30, 2006
		Ended	Ended	(Inception) through
		January 31, 2007	January 31, 2007	January 31, 2007

Revenue		$-	$-	$-

Expenses:
Depreciation		142	279	352
Bank charges		45	240	301
Product testing		-	-	1,041
Consulting		-	-	2,174
Officer compensation		1,500	3,000	5,000
Office and administrative		1,769	7,423	8,309
Professional fees		2,300	11,600	11,600
Travel		1,652	3,680	7,317
		7,408	26,222	36,094

Loss from operations		(7,408)	(26,222)	(36,094)

Other income (expense)
Interest expense		(330)	(658)	(667)

Income (loss) before provision for income tax		(7,738)	(26,880)	(36,761)

Provision for income tax		-	-	-

Net income (loss)	$	(7,738)	$(26,880)	$(36,761)

Other comprehensive income (loss) - net of tax
Foreign currency translation gains (losses)		13	202	138

Comprehensive loss	$	(7,725)	$(26,678)	$(36,623)

Net income (loss) per share
(Basic and fully diluted)		$(0.01)	$(0.01)

Weighted average number of
common shares outstanding		5,178.609	5,089,304

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accum.	Accum.
				During the	Other	Stock-
	Common Stock		Paid In	Development	Compre.	holders'
	Shares	Amount	Capital	Stage	Income/(Loss)	Equity
Balances at May 30, 2006	-	$-	$-	$-	$-	$-
Issuance of stock for cash	5,000,000	5,000	-			5,000
Foreign currency
translation gain (loss)					(64)	(64)
Net gain (loss) for the period
ended July 31, 2006				(9,881)		(9,881)
Balances at July 31, 2006	5,000,000	5,000	-	(9,881)	(64)	(4,945)
Issuance of stock for cash	2,008,000	2,008	48,192			50,200
Foreign currency
translation gain (loss)					202	202
Net gain (loss) for the period
ended January 31, 2007				(26,880)		(26,880)
Balances at January 31, 2007	7,008,000	$7,008	$48,192	$(36,761)	$138	$18,577

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months	May 30, 2006
	Ended	(Inception) through
	January 31, 2007	January 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(26,880)	$(36,761)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation	279	352
Prepaid expense	214	-
Security deposits	-	(450)
Accounts payable	7,308	7,308
Accounts payable related parties	1,910	7,940
Net cash provided by (used for)
operating activities	(17,169)	(21,611)

Cash Flows From Investing Activities:
Purchase of fixed assets	(708)	(4,362)
Net cash provided by (used for)
investing activities	(708)	(4,362)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six months	May 30, 2006
	Ended	(Inception) through
	January 31, 2007	January 31, 2007

Cash Flows From Financing Activities:
Note payable related parties	1,157	21,166
Issuance of common stock	50,200	55,200
Net cash provided by (used for)
financing activities	51,357	76,366

Effect of exchange rate changes on cash	202	138

Net Increase (Decrease) In Cash	33,682	50,531
Cash At The Beginning Of The Period	16,849	-

Cash At The End Of The Period	$ 50,531	$ 50,531

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

IRON LINK LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007
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

Going Concern
The Company commenced operations on May 31, 2006 and has not realized any revenues since inception. The Company has a deficit accumulated to October 31, 2006 in the amount of $36,761. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 7,008,000 shares of capital stock for proceeds of $55,200 and loans from directors in the amount of $20,500. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Note 2	Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
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
January 31, 2007
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
January 31, 2007
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
January 31, 2007
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
January 31, 2007
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

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at January 31, 2007, and July 31, 2006.

	January 31,	July 31,
	2007	2006

Computer and office equipment	$4,362	$3,654
Less: accumulated amortization	(352)	(73)

	$4,010	$3,581

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
(Unaudited) – Page 7

Note 4	Capital Stock

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from May 31, 2006 (Date of Inception) to July 31, 2006, the Company issued 5,000,000 common shares to directors of the Company for proceeds of $5,000.

During the six months ended January 31, 2007, the Company issued 2,008,000 common shares at $0.025 per share for proceeds of $50,200.

At January 31, 2007, there were no outstanding stock options or warrants.

Note 5	Related Party Transactions – Notes 4 and 5

a)	The President of the Company provides management services to the Company. During the period ended Janaury 31, 2007, the Company incurred $3,000 (July 31, 2006 - $2,000) for executive compensation.

b)

During the period ended July 31, 2006 a director of the Company provided a $20,000 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $10,000 of principal due on July 28, 2007, and $10,000 of principal due on July 31, 2007, and $337 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum. In addition, during the six months ended January 31, 2007, the same director provided $500 loan on the same terms.

c)

The amounts due to related parties include $7,940 (July 31, 2006 - $6,030) which is due to a director of the Company and represent cash advances and expenses incurred on behalf of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6	Common Control Acquisition

By agreement dated June 1, 2006, the Company acquired 100% of the issued and outstanding common shares of Iron Link TV, Ltd. for $10, in an acquisition accounted for as a transaction between entities under common control. The subsidiary's business is developing a television programming delivery system based on IPTV technology.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
(Unaudited) – Page 8

Note 6	Common Control Acquisition – (cont’d)

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

Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through accounts payable to be settled in Canadian dollars. The Company monitors this exposure, but had no hedge positions at January 31, 2007.

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

Item 2. Plan of Operation

For the next twelve month our specific goal will be to test, develop back-end software for our services, purchase or lease hardware and enter into agreements with service aggregators and content owners. We intend to accomplish the foregoing through the following milestones:

(i) Complete testing of all IPTV platform components under consideration for integration into our system. We are currently in this stage of our operations. We hired a private consulting firm to conduct testing of hardware components and advise us on which components will be most suitable to our needs.

(ii) Develop and set-up of Operations Support Systems (OSS) and Business Support Systems (BSS) for our services. This will involve software development of a self-service portal where the subscriber is able to manage their subscription, activate new services and de-activate existing ones; Customer Relationship Management (CRM) system; acquisition and integration of the charging and billing system; service management system; inventory management system; order management system, and subscriber management. In a pilot project, we may use a limited number of required IPTV platform components including utilization of a manual charging and billing system and inventory management.

(iii) Purchase or lease, subject to financing, all hardware needed to set up our IPTV platform system.

(iv) Negotiate with content aggregators and providers streaming content and on-demand movies or independent content for our Iron Link TV services.

(v) Complete integration of hardware components, OSS/BSS and setting-up of all systems. In addition, subject to financing, we will secure extra office space and server co-location space to accommodate our hardware equipment and additional personnel.

(vi) Deploy our services and a full version of our website (www.ironlinktv.com) for promotion of our services. Depending on the size of our deployment, we will market our services to local customers via print, radio and billboard advertising to our target market of foreign language viewers. If we are successful in generating revenues from our initial deployment, we intend to expand our content offering, purchase additional set-top boxes and increase marketing spending to expand our customer base.

As of January 31, 2007, we had spent $3,215 toward the IPTV platform components testing. We intend to spend between $12,000 and $420,000, subject to financing, for further development, marketing and deployment of Iron Link TV IPTV platform.

As well, we anticipate spending an additional $15,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total minimum expenditures over the next 12 months are therefore expected to be approximately $50,000. This amount will correlate with the amount of the additional capital raised over the next six months.

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

Results of Operations For Period Ending January 31, 2007

We did not earn any revenues during the six-month period ending January 31, 2007. During the quarter ended January 31, 2007, we incurred operating expenses in the amount of $26,222. These operating expenses were comprised of professional fees of $11,600, general and administration costs of $7,423, depreciation expense of $279, bank charges of $240, officer compensation of $3,000 and travel expenses of $3,680.

As at January 31, 2006, the Company had cash of $50,531 and liabilities totalling $36,414 for a working capital of $14,117 compared to the working capital deficiency of $8,976 as at July 31, 2006.

The Company’s prospectus was declared effective December 12, 2006. To date the Company issued 2,008,000 shares of common stock for cash proceeds of $50,200 pursuant to this prospectus.

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

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2007. This evaluation was conducted by Alexandre Routkovski, our chief executive officer and our principal accounting officer.

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

Iron Link Ltd.

/s/ Alexandre Routkovski
Alexandre Routkovski
President, CEO, Treasurer, CFO
principal accounting officer,
principal financial officer and Director
Dated: March 05, 2007

/s/ Victor Krukov
Victor Krukov
Secretary and Director
Dated: March 05, 2007