Form 10QSB
period 2007-04-30
Iron Link Ltd.
filed 2007-06-12
CIK 1370816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended April 30, 2007.

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-137613
                                           ----------

                                 IRON LINK LTD.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

            Nevada                                       71-1026782
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


800 Bellevue Way NE, Suite #400
Bellevue, WA                                                98004
----------------------------------------         ----------------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:         (425) 462 - 4216
                                                 ----------------------------

                                      None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,008,000 Shares of $0.001 par value Common Stock outstanding as of June 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |  |   No |  |

                                 IRON LINK LTD.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2007

                                   (Unaudited)

                                 IRON LINK LTD.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                           April 30, 2007          July 31, 2006
                                                                        ------------------------------------------
                                                                              (Unaudited)            (Audited)
                                                        ASSETS

      Current assets
            Cash                                                        $        11,855         $       16,849
            Prepaid expenses                                                      1,000                    214
                                                                        ------------------------------------------
                   Total current assets                                          12,855                 17,063
                                                                        ------------------------------------------

            Property and equipment, net                                           3,869                  3,581
            Security deposit                                                        450                    450
                                                                        ------------------------------------------
                                                                                  4,319                  4,031
                                                                        ------------------------------------------

      Total Assets                                                       $       17,174         $       21,094
                                                                        ==========================================

                                          LIABILITIES & STOCKHOLDERS' EQUITY

      Current liabilities
            Accounts payable                                             $       13,895         $            -
            Due to related parties                                                6,821                  6,030
            Notes payable related parties                                        11,462                 20,009
                                                                        ------------------------------------------
                Total current liabilties                                         32,178                 26,039
                                                                        ------------------------------------------
      Total Liabilities                                                          32,178                 26,039
                                                                        ------------------------------------------

      Stockholders' Equity
            Common stock, $.001 par value;
                75,000,000 shares authorized;
                7,008,000 issued and outstanding
                (July 31, 2006 - 5,000,000)                                       7,008                  5,000
            Additional paid in capital                                           48,192                      -
            Deficit accumulated during the development stage                    (69,912)                (9,881)
            Accumulated other comprehensive income (loss)                          (292)                   (64)
                                                                        ------------------------------------------
      Total Stockholders' Equity                                                (15,004)                (4,945)
                                                                        ------------------------------------------

      Total Liabilities and Stockholders' Equity                         $       17,174          $      21,094
                                                                        ==========================================




        The accompanying notes are an integral part of the consolidated financial statements.

                                 IRON LINK LTD.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                             Three months             Nine months              May 30, 2006
                                                                Ended                    Ended             (Inception) through
                                                             April 30, 2007          April 30, 2007           April 30, 2007
                                                         ---------------------    --------------------    ---------------------
     Revenue
                                                         $                 -      $                 -      $                -
                                                         ---------------------    --------------------    ---------------------
     Expenses:
          Depreciation                                                   141                      420                     493
          Bank charges                                                    61                      301                     362
          Product testing                                                  -                        -                   1,041
          Consulting                                                   5,900                    5,900                   8,074
          Officer compensation                                         1,500                    4,500                   6,500
          Office and administrative                                    4,640                   12,063                  12,949
          Professional fees                                            4,450                   16,050                  16,050
          Travel                                                       3,613                    7,293                  10,930
          Transfer agent                                              12,550                   12,550                  12,550
                                                         ---------------------    --------------------    ---------------------
                                                                      32,855                   59,077                  68,949
                                                         ---------------------    --------------------    ---------------------
     Loss from operations                                            (32,855)                 (59,077)                (68,949)

     Other income (expense)
          Interest expense                                             (296)                    (954)                    (963)
                                                         ---------------------    --------------------    ---------------------

     Income (loss) before provision for income tax                  (33,151)                 (60,031)                 (69,912)

     Provision for income
     tax                                                                  -                        -                        -
                                                         ---------------------    --------------------    ---------------------

     Net income (loss)                                    $         (33,151)       $         (60,031)      $          (69,912)

     Other comprehensive income (loss) - net of tax

     Foreign currency translation gains (losses)                       (430)                    (228)                    (292)
                                                         ---------------------    --------------------    ---------------------

     Comprehensive loss                                   $         (33,581)       $         (60,259)      $          (70,204)
                                                         =====================    ====================    =====================

     Net income (loss) per share
     (Basic and fully diluted)                            $           (0.01)       $           (0.01)
                                                         =====================    ====================
     Weighted average number of
     common shares outstanding                                    7,008,000                5,714,813
                                                         =====================    ====================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 IRON LINK LTD.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                              Deficit
                                                                               Accum.       Accum.
                                                                             During the     Other            Stock-
                                            Common Stock         Paid In     Development    Compre.          holders'
                                         Shares     Amount       Capital       Stage      Income/(Loss)      Equity
                                      ----------   --------    ----------   -----------   -------------     ----------

Balances at May 30, 2006                  -       $      -      $      -     $       -    $         -        $       -

Issuance of stock for cash        5,000,000          5,000             -                                         5,000

Foreign currency
 translation gain (loss)                                                                          (64)             (64)

Net gain (loss) for the period
    ended July 31, 2006                                                         (9,881)                         (9,881)
                                  ---------        --------     ---------    ----------    -----------       ----------

Balances at July 31, 2006         5,000,000          5,000             -        (9,881)           (64)          (4,945)
                                  ---------        --------     ---------    ----------    -----------       ----------

Issuance of stock for cash        2,008,000          2,008        48,192                                        50,200

Foreign currency
 translation gain (loss)                                                                         (228)            (228)

Net gain (loss) for the period
 ended April 30, 2007                                                          (60,031)                        (60,031)
                                  ---------       ---------     ----------   ----------    -----------        ---------

Balances at April 30, 2007        7,008,000       $  7,008      $ 48,192     $ (69,912)    $     (292)       $ (15,004)
                                  =========       =========     ==========   ==========    ===========       ==========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 IRON LINK LTD.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months                     May 30, 2006
                                                             Ended                    (Inception) through
                                                        April 30, 2007                   April 30, 2007
                                                   --------------------------      ------------------------
 Cash Flows From Operating Activities:
      Net income (loss)                             $          (60,031)              $        (69,912)

      Adjustments to reconcile net income
      to net cash provided by (used for)
      operating activities:
           Depreciation                                            420                            493
           Prepaid expense                                        (786)                        (1,000)
           Security deposits                                         -                           (450)
           Accounts payable                                     13,895                         13,895
           Accounts payable related parties                        791                          6,821
                                                   --------------------------      ------------------------
              Net cash provided by (used for)
                operating activities                           (45,711)                       (50,153)
                                                   --------------------------      ------------------------

 Cash Flows From Investing Activities:
           Purchase of fixed assets                               (708)                        (4,362)
                                                   --------------------------      ------------------------
              Net cash provided by (used for)
                investing activities                              (708)                        (4,362)
                                                   --------------------------      ------------------------



                          (Continued On Following Page)







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 IRON LINK LTD.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                          Nine months                     May 30, 2006
                                                             Ended                    (Inception) through
                                                        April 30, 2007                   April 30, 2007
                                                   -------------------------       ------------------------

  Cash Flows From Financing Activities:
       Note payable related parties                             (8,547)                         11,462
       Issuance of common stock                                 50,200                          55,200
                                                   -------------------------       ------------------------
           Net cash provided by (used for)
           financing activities                                 41,653                          66,662
                                                   -------------------------       ------------------------

  Effect of exchange rate changes on cash                         (228)                           (292)
                                                   -------------------------       ------------------------

  Net Increase (Decrease) In Cash                               (4,994)                         11,855
  Cash At The Beginning Of The Period                           16,849                               -
                                                   -------------------------       ------------------------

          Cash At The End Of The Period              $          11,855              $           11,855
                                                   =========================       ========================


  Schedule Of Non-Cash Investing And Financing Activities
  -------------------------------------------------------
  None

  Supplemental Disclosure
  -----------------------
  Cash paid for interest                             $               -              $                -
  Cash paid for income taxes                         $               -              $                -





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 IRON LINK LTD.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2007
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              Iron Link Ltd. (the Company or "Iron Link") was incorporated on May 31, 2006 under the laws of the State of Nevada, USA.

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

              Going Concern
              -------------
              The Company commenced operations on May 31, 2006 and has not realized any revenues since inception. The Company has a deficit accumulated to April 30, 2007 in the amount of $69,912. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 7,008,000 shares of capital stock for proceeds of $55,200 and loans from directors in the amount of $20,500. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Note 2        Significant Accounting Policies
              -------------------------------

              These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited) - Page 2


Note 2        Significant Accounting Policies - (cont'd)
              -------------------------------
              dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The  consolidated   financial  statements  have,  in  management's
              opinion, been properly prepared within the framework of the significant accounting policies summarized below:

               a) Basis of Presentation
                  ---------------------
                  These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Iron Link TV Ltd. All inter-company transactions and balances have been eliminated.

              b)  Development Stage Company
                  --------------------------
                  The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

              c)  Technology Rights
                  -----------------
                  In accordance with " Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited) - Page 3

Note 2        Significant Accounting Policies - (cont'd)
              -------------------------------

               d) Depreciation and Amortization
                  -----------------------------
                  Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The accelerated methods have been used for computer equipment for financial reporting purposes, accelerated methods are used for tax purposes.

              e)  Foreign Currency Translation
                  ----------------------------
                  The Company's wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the Statement of Financial Accounting Standards ("FAS") No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than the reporting currency are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders' equity. Transactions undertaken in currencies other than the reporting currency are translated at the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in the statement of operations.

              f)  Impairment of Long-Lived Assets
                  -------------------------------
                   Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              g)  Organization Costs
                  ------------------
                  The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby organization and initial costs incurred with the incorporation and initial capitalization of the Company are charged to operations as incurred.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited) - Page 4

Note 2         Significant Accounting Policies - (cont'd)
               -------------------------------

              h)  Income Taxes
                  ------------
                  The Company follows FAS No. 109, "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

              i)  Basic and Diluted Loss Per Share
                  --------------------------------
                  The Company computes net loss per share in accordance with FAS No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

              j)  Financial Instruments
                  ---------------------
                  The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their carrying values due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              k)  New Accounting Standards
                  ------------------------
                  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited) - Page 5


Note 2        Significant Accounting Policies - (cont'd)
              -------------------------------

              k)  New Accounting Standards - (cont'd)
                  ------------------------
                  beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.
                  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

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

                  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited) - Page 6


Note 2        Significant Accounting Policies - (cont'd)
              -------------------------------

              k)  New Accounting Standards - (cont'd)
                  ------------------------

                  evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

                  In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

                  In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited) - Page 7


Note 3        Fixed Assets
              ------------
              The  following  table   illustrates  the  capitalized   cost  less
              accumulated depreciation arriving at the net carrying value on our books at April 30, 2007, and July 31, 2006.

                                                      April 30,      July 31,
                                                        2007          2006
                                                        ----          ----

                Computer and office equipment       $     4,289   $     3,654
                Less:  accumulated amortization            (420)          (73)
                                                    ------------  ------------
                                                    $     3,869   $     3,581
                                                    ============  ============

Note 4        Capital Stock
              -------------
              The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

              During the period from May 31, 2006 (Date of Inception) to July 31, 2006, the Company issued 5,000,000 common shares to directors of the Company for proceeds of $5,000.

              During the nine months ended April 30, 2007, the Company issued 2,008,000 common shares at $0.025 per share for proceeds of $50,200.

              At April 30, 2007, there were no outstanding stock options or warrants.

Note 5        Related Party Transactions - Notes 4 and 5
              --------------------------

              a) The President of the Company provides management services to the Company. During the period ended April 30, 2007, the Company incurred $4,500 (July 31, 2006 - $2,000) for executive compensation.

              b) During the period ended July 31, 2006 a director of the Company provided a $20,000 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $10,000 of principal due on July 28, 2007 ( this loan principal was paid to director during the nine months ended April 30, 2007) and $10,000 of principal due on July 31, 2007, and $963 of accrued interest payable. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum. In addition, during the nine months ended April 30, 2007, the same director provided $500 loan on the same terms.

Iron Link Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited) - Page 8



Note 5        Related Party Transactions - Notes 4 and 5
              --------------------------

              c) The amounts due to related parties include $6,821 (July 31, 2006 - $6,030) which is due to a director of the Company and represent cash advances and expenses incurred on behalf of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6        Common Control Acquisition
              --------------------------

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


Note 7        Financial Instruments
              ---------------------

              Foreign Currency Risk:

              The Company is exposed to fluctuations in foreign currencies through accounts payable to be settled in Canadian dollars. The Company monitors this exposure, but had no hedge positions at April 30, 2007.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Plan of Operation
-------------------------
For the next twelve month our specific goal will be to test, develop back-end software for our services, purchase or lease hardware and enter into agreements with service aggregators and content owners. We intend to accomplish the foregoing through the following milestones:


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


As of April 30, 2007, we had spent $3,215 toward the IPTV platform components testing. We intend to spend between $12,000 and $420,000, subject to financing, for further development, marketing and deployment of Iron Link TV IPTV platform.

As well, we anticipate spending an additional $15,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total minimum expenditures over the next 12 months are therefore expected to be approximately $50,000. This amount will correlate with the amount of the additional capital raised over the next six months.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operaitons. We believe that debt financing will not be an alternative for funding the company's operations. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending April 30, 2007
------------------------------------------------------

We did not earn any revenues during the nine-month period ending April 30, 2007. During the period ended April 30, 2007, we incurred operating expenses in the amount of $60,031. These operating expenses were comprised of professional fees of $16,050, general and administration costs of $12,063, consulting of $5,900, depreciation expense of $420, bank charges of $301, officer compensation of $4,500, travel expenses of $7,293, transfer agent expenses of $12,550, and interest expense of $954.

As at April 30, 2007, the Company had cash of $11,855 and liabilities totalling $32,178 for a working capital deficiency of $20,323 compared to the working capital deficiency of $8,976 as at July 31, 2006.

The Company's prospectus was declared effective December 12, 2006. To date the Company issued 2,008,000 shares of common stock for cash proceeds of $50,200 pursuant to this prospectus.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue activities related to the IPTV platform development and implementation. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Technology Rights
-----------------

In accordance with " Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007. This evaluation was conducted by Alexandre Routkovski, our chief executive officer and our principal accounting officer.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------
The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------
31.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

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


Iron Link Ltd.

                                        /s/ Alexandre Routkovski
                                        -------------------------------
                                        Alexandre Routkovski
                                        President, CEO, Treasurer, CFO
                                        principal accounting officer,
                                        principal financial officer and Director
                                        Dated: June 12, 2007



                                        /s/ Victor Krukov
                                        ---------------------------
                                        Victor Krukov
                                        Secretary and Director
                                        Dated: June 12, 2007