Form 10KSB
period 2007-07-31
Wave Uranium Holding
filed 2007-11-13
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended July 31, 2007

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from __________ to _________

Commission file number: 333-137613

WAVE URANIUM HOLDING
(Name of small business issuer in its charter)

Nevada	71-1026782
(State or other jurisdiction of	(IRS Employer Identification No).
incorporation or organization)

5348 Vegas Drive, Suite 228, Las Vegas, NV	89108
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 939-8029

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 8,
2007 was $53,914,800 based on a closing sale price of $1.79 on November 8, 2007.

The number of shares outstanding of the issuer's classes of Common Stock as of November 8, 2007 is
70,120,005 shares

Transitional Small Business Disclosure Format Yes [   ]   No [X]

PART I

Item 1. DESCRIPTION OF BUSINESS

In this Annual Report, when we say “we”, “us”, “our” we are referring to Wave Uranium Holding and our wholly owned subsidiary, Wave Uranium.

On September 20, 2007 we entered into a mining option agreement with Handley Minerals, Inc. a Nevada company, pursuant to which we acquired an option to purchase a 100% undivided interest in the Wilson Creek project which consists of ten claims situated in the country of Gila in the State of Arizona. In November 2007 we have been active in purchasing over 1,200 mineral claims in Utah for costs to us of approximately $330,000. As a result of our activities relating to the acquisition of rights to Wilson Creek and mineral claims in Utah, as well as our active development of our plan of exploration we are no longer a shell company as defined in Rule 12b-2 of the Exchange Act. The information contained in this annual report on Form 10-KSB satisfies our requirement to file a report on Form 8-K pursuant to Item 5.06 (Change in Shell Company Status).

Cautionary Statement

When used in this Form 10-KSB the words "expects," "anticipates," "estimates", “plans” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Currency

All currency references in this Report are in US dollars unless otherwise noted

Risk Factors

The shares are a speculative investment and very risky. You should especially consider the following risk factors.

1.        We are still in the development stage, and we may never obtain the capital we require to carry out our business, which could prevent us being profitable..

Our activities have been limited. We have not received any revenues or income related to our business through July 31, 2007. There can be no assurance that we will be able to acquire valuable mineral properties, or explore, or develop such properties. We are in need of approximately $8,350,000 in funding to carry out our business plan over the next 12 months, beginning August 2007. There can be no assurance that we will be able to implement our business plan in accordance with our internal forecasts or to a level that meets the expectations of investors, and we may never obtain financing or become profitable.

2.        Because we do not have any revenues and we expect to incur operating losses for the foreseeable future, our business may fail.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral claim, we will fail and any investment in us will be worthless.

3.        We may not be able to make the required payments under the Wilson Creek Option Agreement, which could prevent us from generating revenues.

Pursuant to the Option Agreement, we must make certain cash payments and we must complete certain exploration expenditures. If we are unable to make these payments or complete such required exploration expenditures, we could lose our interests in the Wilson Creek Property, and we may never be able to carry out our business plan or generate revenues.

4.        Our planned mineral exploration efforts are highly speculative and we may no be able to complete our exploration activities, which could prevent us from generating revenues.

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable complete our exploration activities which could prevent us from ever generating revenues.

5.        Mining exploration operations in general involve a high degree of risk, difficulties and expenditure, and we may be unable, or may choose not to insure against such risks, which could increase our operating expenses.

Our operations are subject to all of the hazards and risks normally encountered in the exploration of minerals which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These include unusual and unexpected geological formations, rock falls, cave-ins, pollution, flooding and other conditions involved in the drilling and removal of material, any of which could result in work stoppages and damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, there can be no assurance that even with our precautions, damage or loss will not occur and that we will not be subject to liability which could increase our operating expenses and prevent us from being profitable

6.        Competition may prevent us from carrying out our exploration plan, which could cause our business to fail.

The mineral resources industry is intensely competitive and we compete with many companies that have greater financial resources and technical facilities than ourselves. Significant competition exists for the limited number of mineral acquisition opportunities available in our sphere of operation. As a result of this competition, our ability to acquire additional attractive mining properties on terms that we consider acceptable may be adversely affected.

We plan to complete an exploration program for which we will need drill rigs and other equipment, contract geologists, and crews to operate the equipment. We have not yet entered into any agreements with services companies to provide us access to a drilling rig or a drilling crew in Arizona. We face competition from other mining companies for access to mining equipment, crews and geologists. Currently, in North America, there are large numbers of companies competing to obtain the services of rigs and crews. There are inadequate rigs to meet the demand and the owners of the rigs often give preference to larger drilling programs than that which we plan to carry out. If we are unable to obtain mining equipment and labor on commercially reasonable terms, this could increase our operating costs. If we are unable to obtain mining equipment or labor we will not be able to complete our exploration program and we may not be able to achieve revenues

We may, in the future, be unable to meet our share of costs incurred under agreements to which we are a party and we may have our interests in any properties that we own which are subject to such agreements, reduced as a result. Furthermore, if other parties to such agreements do not meet their share of such costs, we may be unable to finance the costs required to complete the recommended programs and our business could fail.

7.        Fluctuating mineral prices could prevent us from obtaining financing and we may have to cease operations.

The mining industry in general is intensely competitive and there is no assurance that, even if commercial quantities of mineral resources are developed, a profitable market will exist for the sale of same. Factors beyond our control may affect the marketability of any minerals discovered. The prices of gold, uranium, nickel, copper, cobalt and palladium have varied considerably over the past few years, and no assurance can be given that prices will remain at their current levels; significant price movements over short periods of time may be affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price minerals and therefore the economic viability of any of our exploration projects cannot accurately be predicted. As we are in the exploration stage, the above factors have had no material impact on operations or income to date.

The price of uranium has risen dramatically over the past 4 years, from $10.10 per pound in 2003 to over $78 per pound as of October 15, 2007 (www.quoteuranium.com/; and www.investmentu.net/ppc/t4uranium.cfm?kw=X300G533). This is a rise of approximately 770% in four years. There is no assurance that this upward trend will continue. A drop in uranium prices could prevent us from obtaining financing as a result of which we may have to cease operations.

8.        Environmental regulation may increase the anticipated time and cost of our exploration program, which could increase our expenses.

All phases of our operations are subject to environmental regulations. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program. These factors could prevent us from becoming profitable.

9.        Our auditors have rendered a going concern emphasis opinion on our financial statements.

Our auditors have expressed concern as to the uncertainties in our business which raises substantial doubt about our ability to continue as a going concern. If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely be insignificant.

10.      Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which impose additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

11.      The price and trading volume of our common stock has been highly volatile and could adversely affect your ability to sell your shares and the available price for the shares when sold.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “WAVU.OB”. The market for our stock is highly volatile. We cannot guarantee you that there will be a market in the future for our common stock. Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations, which may have a depressive effect on the market price for our common stock. You may not be able to sell your shares at your purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares your purchase from the selling shareholders.

Introduction

We were originally organized under the name Iron Link Ltd. on May 31, 2006 to test and develop IPTV based ethnic media services. We raised $48,192 in a registered public offering from the sale of 30,120,000 shares of common stock, but expended these funds without being able to attain revenues. In June 2007 we lacked the cash to further develop our business and had negative stockholders’ equity. Management agreed to sell its 75,000,000 shares of common stock to Norman Meier on June 18, 2007, and the IPTV assets were disposed of. Concurrently with the sale of shares, and immediately prior to the disposal of the IPTV assets, we issued 40,000,005 shares of common stock to Norman Meier to acquire Wave Uranium, a Nevada corporation (“Wave Nevada”). On June 22, 2007 we amended our Articles of Incorporation to change our name to Wave Uranium Holding. On July 13, 2007 the Articles of Incorporation were further amended to increase the number of authorized shares of common stock from 75 million to 145 million and to authorize the issuance of 5 million shares of preferred stock. On July 31, 2007 our Board approved resolutions to increase our authorized common stock to 150 million and we effected a 15 for

1 forward split of our common stock On September 26, 2007, Mr. Meier cancelled the 75,000,000 shares he had acquired from former management, resulting in 70,120,005 shares outstanding (all share numbers herein give effect to the July 31 stock split).

Since June 2007 we have been developing our business plan and have identified some uranium mineral concessions to potentially acquire, through our operating subsidiary, Wave Nevada.

At the time of the reorganisation and restructuring, Wave Nevada had never engaged in business and had no business at that time, but intended to enter the uranium exploration and development business.

It is our management’s intention that Wave Uranium Holding shall operate purely as a holding company for its subsidiaries (currently there is only one subsidiary, Wave Nevada) and that our business activities shall be carried out through our operating subsidiary, Wave Nevada. Our long term aim is to identify and either purchase or option mineral interests in various uranium prospects with a view to exploring them, and if a commercially viable ore body is found, extracting uranium from the same and generating a profit either alone or by forming joint ventures with other companies who have greater resources than our own.

Overview

We are engaged in the acquisition of mineral rights on properties that our management believes hold potential for significant uranium deposits. Our current geographic focus is the Utah - Colorado region and certain areas in Arizona. On September 20, 2007 we signed an agreement with Handley Minerals, Inc. whereby we acquired an option to purchase a 100% interest in the mineral rights to the Wilson Creek project which consists of ten claims situated in the county of Gila, Arizona (the “Wilson Creek Property”). We are in the process of completing the acquisition of over 1,200 mineral claims in Utah for costs to us of approximately $330,000 the “Utah Claims”). We expect to announce details of the acquisition of the Utah Claims and our plan of exploration on the Utah Claims on Form 8-K within the next week.

Our plan of operation for the next twelve months beginning August 2007 is to carry out exploration of the Wilson Creek Property, the Utah Claims, and to acquire other selective early stage properties in the US or Canada. The specific exploration plan for the Wilson Creek Property, together with information regarding the location and access, history of operations, present condition and geology of the property, is presented in this report under the heading “Description of Property.”

We are an exploration stage company. The Wilson Creek project is at the exploration stage and there is no assurance that it contains a commercially viable ore body. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of the property is determined. We plan to undertake such further exploration, however it is anticipated that significant additional financing will be required in order to do so, and there is no assurance that the necessary financing will be obtainable in the future. Even if the financing is obtained, there is no assurance that further exploration will result in a final evaluation that a commercially viable uranium or other mineral deposit exists at the Wilson Creek Property.

Exploration and Growth Strategy

Our objectives are to acquire land positions in areas of significant uranium resource potential by a systematic and rational screening process, then explore and develop those properties to produce uranium ore. We recognize two key components to a productive exploration program, 1) geologic models that can be tested by drilling and developed into predictive tools, and 2) effective database management. Geologic models (of sandstone-type deposits, for example) involve a combination of sedimentology (study of sediments) of the host rock, mineralogic indicators of alteration history, paleohydrologic constraints, and much more. Our management believes that these models, or guiding concepts, must be grounded in actual data and fact, and we plan to seek feedback from an appropriately structured information management system to apply them on a regional basis. Sound decisions on land acquisitions, disposition of held properties, and subsurface targeting are fundamentally dependent on the vision of the exploration geologist and his or her ability to process essential information that can be massive in scope and content. We seek to minimize the financial burden of land acquisitions from external parties, choosing instead to develop exploration plays in-house.

Our managements’ research indicates that most radioactive mineral discoveries have been made at outcrops of mineralized rock units by prospectors using Geiger counters or similar gamma- or beta-ray detectors. Numerous uranium occurrences have been explored by small-scale mining beginning at the point of discovery and guided by ore grade only. Because of the inherently higher risk and cost associated with exploratory drilling, we plan to use a conceptual model for favorability as the basis for targeting decisions.

Just as petroleum geologists have historically targeted reservoir rocks in structurally favorable locations, uranium geologists have long known that favorable environments can be systematically explored. However, unlike petroleum accumulation, uranium enrichment is most commonly the result of geochemical processes unrelated to present-day structure or hydrology. Petroleum geologists minimize risk associated with drilling a “wildcat” well using a variety of geophysical techniques. Because robust conceptual models have not been available to uranium geologists, the risks associated with exploratory drilling for uranium have historically been far greater. Our geoscience team intends to use sound, robust conceptual genetic models to evaluate targets, thereby minimizing risk.

Our competitive advantage lies in our unique ability to integrate mappable data from fluvial sedimentology, groundwater models and instrumental methods to guide the discovery of new Colorado Plateau type ores. Our technical team is structured to systematically process and interpret natural tracers and environmental indicators in a rational approach to locating intersections of favorable host rocks with favorable hydrologic settings.

Our long-term strategic vision is to develop sufficient reserves of mineable uranium to ensure our long-term profitability, and to balance exploration costs with lower-risk sources of revenue so the exploration component can be sustained indefinitely.

A study of the most successful companies operating in the 21st-Century uranium boom shows that all of them share two qualities: they are aggressive and focused. Companies that have succeeded in this competitive environment have chosen to focus on particular deposit types, mining methods, or geographic areas. Once companies have developed their unique, proprietary exploration models for the deposit types of choice, they pursue property positions aggressively through acquisitions from other companies or by conducting primary exploration of their own. In the near term, we have chosen to focus on sandstone-type uranium deposits in the Colorado Plateau. Although many ages of rock host small or subeconomic quantities of uranium, the major producers in the Colorado Plateau have been the Salt Wash Member of the Morrison Formation and the Moss Back Member of the Chinle Formation. We have assembled an experienced team of geoscientists to explore for deposits of these types: a geochemist, a hydrogeologist (a groundwater professional), and a sedimentologist. The Salt Wash has been studied for over 100 years. Reams of geological and geochemical information have been compiled over the years; the most current theories for origin of Salt Wash type deposits seem to point to a two-solution model that requires a very specific hydrologic regime in order to form uranium deposits. However, although the current models depend strongly on the hydrologic relationships of the source and host rocks, none of the current models have been tested and refined by hydrogeologists. We propose to calibrate and refine existing models for the formation of Salt Wash and other sandstone ores by defining the specific hydrologic regimes in which they occur. Then, we will find analogs to those hydrologic regimes in other Colorado Plateau sedimentary environments that may have been overlooked by other explorationists. That will enable us to develop unique prospects that might be missed by other companies whose models use geology and geochemistry alone.

The deeper channel-controlled rocks at the base of the Chinle Formation host numerous ore bodies in the region, and others probably exist in the huge Cottonwood paleovalley system between Lisbon Valley and the San Rafael Swell. The Chinle is a second "favorable environment" that we are planning to concentrate on, although we expect that other favorable environments and areas will present themselves as the exploration program evolves. We will acquire properties as opportunities present themselves, and conduct primary exploration in and around known deposit trends or extensions of known trends. Our plan is to have our geoscience team evaluate properties quickly and effectively, allowing us to stake and acquire properties quickly and to quickly reject marginal or unfavorable properties, thereby providing the most efficient use of our resources.

We expect to continuously revise our exploration models as we analyze data and acquire or dispose of mineral properties.

Mineral Property and Plan of Operations

Wilson Creek

On September 20, 2007 we acquired an option to purchase a 100% undivided interest in the Wilson Creek Property, which currently comprises ten mineral claims in Gila, Arizona. Further details of the interest in the Wilson Creek Property are described below, under the heading “Description of Property”

The Wilson Creek Property claims do not have any proved uranium reserves. We will be required to extensively explore the property in order to determine if any uranium in commercially viable quantities is present. The claims were previously explored by Westinghouse Wyoming Mineral Corporation. These claims surround the Shepp #2 mine, which had historic production of less than 100 tons of ore in the 1950s. The uranium deposits in the Dripping Spring quartzite in Gila County, Arizona, of which the Wilson Creek area is a small part, have been called “a model for the intermediate stages of uranium concentration, situated between sedimentary low-grade deposits and highly remobilized and concentrated deposits, such as those found in the Alligator Rivers region of Australia” (Nutt, 1981).

Uranium was first discovered in the region in 1950 and was first mined in 1953. The true areal extent of the uranium deposits in the region was first discovered by a Manhattan Project-era airborne radiometric survey (Magleby and Mead, 1955). We intend to perform drilling and exploration activity on these claims commencing in the last months of 2007.

The terms of the option are for an initial payment of $25,000 and 200,000 shares of restricted common stock and annual payments under the following schedule:

Payment Due Date	Cash	Shares
September 1, 2008	$50,000	200,000
September 1, 2009	$50,000	200,000
September 1, 2010	$50,000	200,000
September 1, 2011	$100,000	200,000

We are evaluating additional claims and projects for acquisition, depending on the availability of funds and opportunities presented to us. We expect to announce the acquisition of more than 1,200 claims in Utah within the next week.

Exploration Program

Our plan of operation over the next 12 months, as relates to the exploration of the Wilson Creek Property, is set out in detail below in the section entitled “Description of Property”.

The exploration program of the Wilson Creek Property is preliminary in nature in that its completion will not result in a determination that it contains commercially exploitable quantities of mineralization.

The exploration programs will be directed by management and will be supervised by our President and Chief Executive Officer, Cady Johnson, who is also a geologist. We will engage contractors to carry out our exploration programs under Mr. Johnson’s supervision. We plan to engage project geologists, geochemical sampling crews and drilling companies as contractors, depending on the specific exploration program of the property. Our budget for the exploration program is set forth in the section of this report entitled “Description of Property.” We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for core drilling.

Our Board of Directors will make determinations as to whether to proceed with the additional exploration of the Wilson Creek Property, or any other property that we acquire, based on the results of the preliminary exploration undertaken. In completing these determinations, an assessment will be made as to whether the results of the preliminary exploration are sufficiently positive to enable us to achieve the financing that would be necessary to proceed with more advanced exploration.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration indicate that further exploration of the mineral claims is recommended and we are able to obtain the additional financing necessary to enable the continued exploration. All exploration activities on the Wilson Creek Property are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on our mineral property. If our exploration activities were to result in an indication that the Wilson Creek Property contains a potentially commercially exploitable quantity of uranium, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible.

Government Regulations

Any operations at the Wilson Creek property will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. Although we believe our exploration and development activities are currently carried out in accordance with all applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail production or development. There are no current orders or directions relating to us or any of our claims with respect to the foregoing laws and regulations. If we escalate our operations at these claims, it is reasonable to expect that compliance with various regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our mineral property that would preclude the economic development or operation of property in the United States.

Environmental laws:

U.S. Federal Laws

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the Wilson Creek property may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA") imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to any of our mineral claims or surrounding areas.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations or applicable laws or regulations.

Amendments to current laws and regulations governing operations or more stringent implementation thereof could have a substantial impact on us and cause increases in exploration expenses and capital expenditures or require abandonment or delays in development of new mining properties.

As we do not know the exact extent of the exploration program that we will be undertaking, we cannot estimate accurately the cost of the remediation and reclamation that will be required. Hence, it is impossible at this time to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

Upon entry into commercial production, due to the increased environmental impact, the cost of complying with permit and environmental laws will be greater than in the previous phases. At this stage, permits and regulations will regulate much of our production program to limit environmental impact. Some examples of regulatory requirements that may be encountered include but are not limited to:

  an impact report on the local flora and fauna;
  any water discharged will have to meet water standards;
  monitoring of ground water to ensure no/minimal contamination;
  all material to be left on the surface will need to be environmentally benign; and
  the socio-economic impact will have to be evaluated and re-mediated if deemed negative.

Before we can commence the production phase we would need to submit an application to commence mining operations. This application is the subject to a lengthy review process which ultimately decides whether our application should be approved or rejected. This process may involve steps such as consulting public and other interested parties for comments or the request of additional information from us. The length of time and cost of this process is dependent upon the size of the proposed mining operation, among other factors.

Intellectual Property

We have not filed for any protection of our trademark. We own the copyright in our website www.waveuranium.com.

Research and Development

We have not spent any amounts on research and development activities since our inception. Our planned expenditures on our exploration programs are summarized under the section of this report entitled “Description of Property.”

Item 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 5348 Vegas Drive, #226, Las Vegas, NV 89108, but we also carry on business at various locations where our key officers reside.

We have an option on one mineral property, which is described below.

Wilson Creek Property

1.      Location and Access

The Wilson Creek Property consists of ten claims situated in Section 31, T.8 N., R. 15E., & Section 36, T. 8N., R. 14E., Gila County, Arizona. Access is by a series of dirt roads on ranch and BLM lands heading east, then south from the town of Young. Wilson Creek marks the upper reaches of Cherry Creek, which is a major, deeply incised drainage cutting the Sierra Ancha Range. The last five miles to the property require an all terrain vehicle.

The map below shows the location of the Wilson Creek property. The access roads are shown on the map as double dashed lines. Those are unimproved roads. Single dashed lines are horse trails.

2.      Ownership Interest

On September 20, 2007 we entered into a mining option agreement with Handley Minerals, Inc., pursuant to which we have acquired an option to acquire a 100% undivided interest in the Wilson Creek project, which consists of the following ten claims situated in the country of Gila in the State of Arizona.

AMC Number	Claim/Site Name	County Recorder Data	TWP	RNG	SEC
381239	WLC #1	2007-004724	8N	14E	36
381240	WLC #2	2007-004725	8N	14E	36
381241	WLC #3	2007-004726	8N	14E	36
381242	WLC #4	2007-004727	8N	14E	36
381243	WLC #5	2007-004728	8N	15E	31
381244	WLC #6	2007-004729	8N	15E	31
381245	WLC #7	2007-004730	8N	15E	31
381246	WLC #8	2007-004731	8N	15E	31
381247	WLC #9	2007-004732	8N	15E	31
381248	WLC #10	2007-004733	8N	15E	31

The terms of the option agreement are for an initial payment of $25,000 and 200,000 shares of restricted common stock (paid and issued), and annual payments as follows:

Payment Due Date	Cash	Shares
September 1, 2008	50,000	200,000
September 1, 2009	50,000	200,000
September 1, 2010	50,000	200,000
September 1, 2011	100,000	200,000

We have the right, but not the obligation, to accelerate the cash payments and share issuances (together “Expenditures”) as outlined above. Any Expenditures incurred that are over and above that required to be made during a particular time period shall be carried forward and applied against the Expenditures required in the subsequent period.

In addition, we have an ongoing obligation to pay a 3% Net Smelter Returns royalty interest (“NSR Royalty”) to the Vendor, as well as a 3% “Yellow Cake” Royalty. (Yellow Cake is the common name for uranium oxide.)

Upon completion of the Expenditures, we shall have earned a 100% undivided interest in the Wilson Creek Property (subject to the NRS and Yellow Cake Royalty), at which point we shall be entitled to have transfer of title to the Wilson Creek Property into our name.

During the term of the Option Agreement, we are obliged to maintain the mining claims in good standing, by the payment of annual assessment fees, taxes and rentals, and the performance of all other actions which may be necessary in order to keep the mining claims free and clear of all liens and other charges arising from our activity on the property.

Termination of Option

We may terminate the agreement at any time, so long as we are not in default of any of our obligations, by giving thirty days notice to that effect to the Vendor. Thirty days after receipt of such notice by the Vendor, the option agreement shall be of no further force or effect, and we shall have no interest in the Wilson Creek Property.

3.      History of Operations

The ten claims comprising the Wilson Creek Property, over which we have an option to acquire, were previously explored by Westinghouse Wyoming Mineral Corporation. Westinghouse conducted an airborne radiometric survey which defined a broad, low radiometric response centered on Pendleton Mesa, located about 1.5 to 2 miles southwest of Wilson Creek. The ten claims comprising the Wilson Creek Property surround the Shepp #2 mine, which had historic production of less than 100 tons of ore in the 1950s.

Uranium was first discovered in the region in 1950 and was first mined in 1953. The true areal extent of the uranium deposits in the region was first discovered by a Manhattan Project-era airborne radiometric survey (Magleby and Mead, 1955).

4.      Present Condition of the Property and Current State of Exploration

One drill hole is in evidence on the north side of the creek canyon and about 800 feet northwest of the adits portals. No information on production or drilling results has been located to date.

Plan of Operation

The Wilson Creek Property is in the early stages of exploration and presently contains no known quantities of uranium resources.

Over the next 12 months to the end of July 2008, we intend to carry out the following actions, as a preliminary exploration program:

1.      Establish significant land positions in areas underlain by the Salt Wash Member of the Morrison Formation, and the Moss Back Member of the Chinle Formation, in the Utah-Colorado region. We have also acquired an option in the Wilson Creek area of northeastern Arizona and we are considering additional acquisitions in the area, pending additional review. As screening tools, we are using the massive and internally consistent database developed by the National Uranium Resource Evaluation (NURE), in conjunction with other resources such as BLM’s Public Lands Survey System (PLSS) and LR2000 claims databases. As holdings accumulate, exploration plans will be developed based on a combination of radiometric surveys, outcrop mapping, and environmental considerations.

2.      Establish strategic alliances with “friendly” companies exploring the same sedimentary environments in the region. We have had preliminary discussions for data-sharing agreements with Universal Uranium and Atomic Minerals, in particular, which could provide a wealth of reference data from their drilling programs and radon-gas studies, and in turn, they will benefit from our regional studies and consistent data sets.

3.      Focus on subsurface exploration of the Wilson Creek Property or unknown subsurface environments and rely on the conceptual models and data management tools described above. Drilling relatively deep targets in unexplored channel environments is the likely focus, as we barter less favorable land positions and exercise buy-in options as opportunities arise. We anticipate an exploration database that can accrue value as it improves the success rate of exploration activities.

In order to carry out our preliminary exploration program on the Wilson Creek property, as described above, we will need to carry out a helicopter radiometric survey, a radon survey, and a stream-sediment survey. The table below shows a breakdown of the costs that we will incur in carrying out our preliminary exploration program.

Description of Expense	Anticipated Cost ($)	Anticipated Time
for Completion
Direct Labour:
2 x geologists	$48,000 (@ $600/day)	40 days
2 x assistants	$36,000 (@ $450/day)	40 days

Direct labour	Subtotal (plus mark up) $100,800

Field Expenses (x 4 people):
Meals	$4,800 (@ $30/day)	40 days
Accommodation	$8,000) (@ $50/day)	40 days
Camp Trailer Rental (field	$4,000 (@ $100/day)	40 days
office)

Field Expenses	Subtotal (plus 20% mark up) $20,160

Helicopter time	$48,000 (based on 2 hours/day @	40 days
$600/hour)
Radon Detectors	$10,000 ($10 x 1,000)
Stream sediment sample	$25,000 ($100/sample x 250 samples)
analysis

Capital Equipment:
Helicopter radiation	$65,000
survey system
2 ATVs	$20,000 (@ $10,000 ea.)
Generator	$1500

Capital Equipment	Subtotal $86,500
Total (minus contingency)	$290,460	40 days
Plus Contingency	$59,540	15 days
TOTAL	$350,000	55 days

If it is discovered that the Wilson Creek Property holds potential for other minerals for which our management believes exploration is warranted, then additional exploration for those minerals will be included in our plan of operations.

Risk Mitigation

Given the inherently high risks associated with uranium exploration, which we fully acknowledge, it is essential that we establish profit centers to sustain a prolonged drilling effort. Land banking, data banking, water rights, and in-house drilling capabilities meet this need for a revenue stream to offset drilling costs.

Because our technical team is fully capable of identifying favorable areas and performing property evaluations, claims acquisitions from land vendors will be the exception rather than the rule. As our portfolio of claims holdings builds, we anticipate that there will be opportunities to sell off exploration rights, and sound geologic reasoning to justify the asking price for each parcel. We thereby hope to tap into the profit potential being realized by land vendors, whose successes are usually due to a good “story” associated with their holdings.

Exploration Database

We anticipate attributing a high value to the exploration database that we propose assembling. Components will include geochemical and hydrologic information, logging data, stratigraphic interpretations, and much more. As we narrow our focus over time to specific geographic areas, there will be information from a much larger region that a competitor would find very costly to replicate. An appropriately structured data services component of our business will provide fee-based access to our proprietary databases in a secured environment, allowing clients to realize significant savings in their exploration activities.

Groundwater

Water shortages in recent years highlight the value of water rights holdings; the southern Nevada region is a prime example. As population centers expand, industries continue to seek areas with reliable water and power. Mineral exploration generally provides very poor hydrologic records, as does the oil and gas industry. Competent water-resource assessments, done in conjunction with our exploration program at minimal incremental cost, will occasionally identify “new” sources of water that can be appropriated under Utah (or other state) water law. A permit to put groundwater to beneficial use has several years duration before Proof of Use is required, allowing a permit to be bartered. By anticipating the possibility that any of our exploration boreholes could be used to demonstrate water-resource potential in a “dry” area, we will be prepared to exercise our rights under State water law and profit accordingly.

In-house Drilling

Recognizing that a severe mid-size rig shortage exists due to demand for groundwater and “boom” conditions in both the oil/gas and mineral industries, we intend to carefully review costs and benefits of establishing an in-house drilling capability. Short term drilling requirements of our associates Atomic Minerals and Universal Uranium total in the millions of dollars, and their access to appropriate drilling equipment in a suitable time frame is not assured.

We are currently negotiating a Memoranda of Agreement with Atomic and Universal, which will gain us exclusive access to a very large, existing market if the negotiations are secured. Existing demand for drilling services is sufficient to fully subsidize perhaps $1,500,000 in drilling equipment that we would ultimately own, unencumbered. This would dramatically reduce the costs of exploration and provide a revenue stream as needed via contract drilling. To that end, discussions with the parties are underway concerning equipment options and structuring of agreements.

5.      Geology

Uranium mineralization, occurring throughout much of Gila County and hosted by the Precambrian-age Dripping Springs Quartzite Formation, is typically found within potassium rich siltstone and sandy siltstone. Stratabound mineralization, almost without exception, occurs within 1tens of feet of massive diabase sills underlying the quartzite. Ideas about the source of the uranium enriched fluids vary, however, it is clear that the intruding, younger diabase served to mobilize and concentrate mineralization within the quartzite along bedding planes and vertical fractures. Host rocks of typical uranium deposits are well indurated, brittle fractured and dark grey to black due to finely divided carbonaceous material and pyrite. Reducing conditions presented by sulfides and organic rich zones were favorable for precipitation of the mobilized uranium.

Geologic evaluation of the Wilson Creek Property has been limited in scope. Exposures at creek level and in the adits have not been observed, and thickness and lateral extent of mineralization has yet to be studied. A Ludlum Model 31 'pancake probe' scintillometer was used to systematically test two stockpiles of material exceeding several hundred tons, and located near the head of the inclined tram on the north side of the vertically walled creek canyon. Most material on the dumps is grey to black, sulfide rich and marked by mostly strong oxides of hematite and limonite/goethite. Some rocks observed in an ore stockpile appear to represent a dense, black, organic rich shale.

Recent investigation of exposed outcrop was more extensive several miles to the southwest in Cherry Creek Canyon. 1977 geologic mapping of this area, included in the Westinghouse database, had identified a number of pyretic, carbonaceous zones which apparently had been targeted for exploration drilling. Evaluation of these zones revealed 40 to 60 thick sections of very thin bedded to locally varied silty sandstone containing abundant fine black organics and significant fine grained sulfides. In several areas, diabase can be observed underlying the quartzite. Adjacent to these pyretic horizons, are broad areas of bleaching and conspicuous solution fracture hematite and limonite marking closely spaced bedding breaks and vertical fracture sets. Clear evidence of ascending fluids along vertical fractures can be observed in a number of areas.

Geologic units exposed at Wilson Creek consist of about 100 feet of extensively fractured and highly oxidized quartzite, exposed in vertical bluffs from creek level to a break in slope where the quartzite is overlain by several hundred feet of pale grey carbonate. Up section in the carbonate about 125 feet, a uniform, planar diabase sill 20 to 30 feet thick intrudes the carbonate. Overlying the diabase, several 10's of feet thick and representing surface outcrop as dissected local mesas is more carbonate. It is at these carbonate/diabase contacts where numerous, widely scattered prospects expose serpentinized material including veinets of fibrous chrysotile, local soapstone and a variety of yellow-green waxy serpentine related minerals. Historic asbestos exploration is fortuitous, as it led to development of a network of roads that could be utilized to explore the Wilson Creek deposit.

Glossary of Technical Terms

Term	Definition
Chrysotile	a sub-group within the serpentine group of minerals
Diabase	an igneous rock equivalent to volcanic basalt
Hematite	the mineral form of Iron(III) oxide, one of several iron oxides
Limonite	an ore consisting in a mixture of hydrated iron(III) oxide-hydroxide of varying composition
Mesas	a mesa (Spanish and Portuguese for "table") is an elevated area of land with a flat top and sides that are usually steep cliffs
Quartzite	a hard, metamorphic rock which was originally sandstone
Scintillometer	a scientific device used to measure small atmospheric optical disturbances called scintillations
Serpentine	a group of common rock-forming hydrous magnesium iron phyllosilicate minerals

Future Acquisitions

In addition to our rights over the Wilson Creek Property, we are currently finalizing the acquisition of over 1,200 claims in Utah. We have performed due diligence on these properties and we are proceeding with their acquisition. As holdings accumulate, exploration plans will be developed based on a combination of radiometric surveys, outcrop mapping, and environmental considerations.

Item 3. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2007, our Board of Directors unanimously approved an amendment to the Articles of Incorporation to change our name to Wave Uranium Holding. The amendment was approved by holders of 5,000,000 of the 7,008,000 shares (pre spilt), acting by consent action. On July 12, 2007 the Board of Directors unanimously approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 145,000,000 million and to authorize the issuance of five million shares of preferred stock. The amendment was approved by holders of 79% of the shares, acting by consent action. On July 31, 2007 our Board of Directors approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 145,000,000 to 150,000,000. The amendment was approved by a majority of our shareholders, acting by consent action.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

Market Information and Sales of Unregistered Securities.

There is a limited public market for our common shares. Our common shares are quoted for trading on the FINRA regulated OTC Bulletin Board under the symbol “WAVU”.

Our shares became eligible for trading on the OTC Bulletin under our previous symbol IRLK.OB. On July 19, 2007, our symbol changed to WAVU.OB, in line with our name change and change of business direction.

On November 8, 2007, our shares closed the day’s trading at $1.79.

The following table shows the high and low prices of our common shares on the FINRA regulated OTC Bulletin Board since we became eligible for trading. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
September 12, 2007 – November 8, 2007	$1.80	$0.51

As of November 8, 2007, there were 70,120,005 common shares outstanding, held by approximately eight shareholders of record.

To date, we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any cash dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

On July 31, 2007, we effected a 15 for 1 forward split of our common stock. This increased our issued and outstanding common shares to 145,120,005.

Recent Sales of Unregistered Securities

All sales of unregistered securities have been reported in our prior filings.

During this final quarter, we issued 16,000,000 newly issued shares on July 21, 2006 to seven individuals, comprising all of the shareholders of Wave Uranium Holding. No underwriter was involved. The transaction was exempt under section 4(2) and Regulation S of the Securities Act of 1933. All of the purchasers were required to sign letters regarding their investment qualifications.

Report of Offering of Securities and Use of Proceeds

We issued 30,120,000 common shares in a registered public offering at $0.025 per share for proceeds of $50,200 ($40,000 net of offering expenses). The registration statement was declared effective on December 12, 2006. The offering was completed in the quarter ended January 31, 2007. The net proceeds of $40,000 were used $9,704 to repay a loan from an officer and director, officer compensation (at a rate of $500 per month) and the remainder was put towards our general and administrative expenses. In June 2007 a payment of $12,087 was made to repay a loan that was outstanding

Company repurchases of common stock during the year ended July 31, 2007.

We did not repurchase any common stock during the year ended July 31, 2007.

Equity Compensation Plans

As of November 8, 2007 we have not adopted any equity compensation plans.

Securities and Exchange Commission Rule 15g

Our shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

Change of Control.

There have been no changes of control which have not been disclosed in previous filings.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a start-up stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only source for cash at this time is investments by others in our company. We must raise cash to implement our plan of operation.

Results of Operations

Our results of operations are presented below:

	For the year ended July 31, 2007 ($)	For the year ended July 31, 2006 ($)	Period from May 30, 2006 (inception) to July 31, 2007 ($)
Costs and Expenses:
General and Administrative	62,648	3,414	66,062
Depreciation	-	73	73
Bank Charges	295	61	356
Impairment of Goodwill	266,667	-	266,667
Loss of Discontinued Subsidiary	6,572	-	6,572
Net Loss	310,032	9,881	319,913
Loss per common share (basic and assuming dilution)	(0)	(0)	-

Lack of Revenues

Since our inception on May 30, 2006 to July 31, 2007, we had not yet earned any revenues. As of July 31, 2007, we have incurred total liabilities including stockholders deficiency of $3,997. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our July 31, 2007 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From May 30, 2006 (date of inception) to July 31, 2007, our total expenses were $334,608; our total expenses for the year ending July 31, 2007 were $331,060 compared with $3,548 for the year ended July 31, 2006. The major components of our expenses consist of a) general and administrative expenses ($62,648 for the year ended July 31, 2007, compared to $3,548 for year ending July 31, 2006) b) impairment of goodwill ($266,667 for the year ended July 31, 2007 compared to $nil for the year ending July 31, 2006) c) bank charges ($295 for the year ending July 31, 2007, compared to $61 for the year ending July 31, 2006) and d) depreciation ($nil for the year ending July 31, 2007, compared to $73 for the year ending July 31, 2006).

For the year ending July 31, 2007 our total operating expenses were $331,060 compared to $3,548 for the year ended July 31, 2006. The reason for the top heavy expenses in the most recently completed fiscal year is that we have changed our business focus from developing IPTV technology, to the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. In this way, we have incurred the majority of our operating expenses in the last few months as we have been concentrating our efforts on acquiring interests in mineral properties, whereas during the 2006 fiscal year (which is only two months – from inception on May 30, 2006 until July 31, 2006), we remained fairly inactive. During the most recent fiscal year we have also seen an increase in professional fees including accounting, legal and other consulting fees.

Our general and administrative expenses consisted of the following: filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), marketing, and mineral property expenses.

Net Loss

For the year ended July 31, 2007 we incurred net loss of $310,032, compared to a net loss of $9,881 for the year ending July 31, 2006. From May 30, 2006 (date of inception) to July 31, 2007, we incurred an overall net loss of $319,913. The loss was primarily due to increased legal fees, consulting fees and general and administrative costs. We expect to continue to incur losses for at least the next two years.

Plan of Operations

Our plan of operation for the next twelve months, beginning August 2007, is to continue with the exploration of the Wilson Creek Property, look to acquire other selective early stage properties, develop an exploration database, research the development of an in-house drilling capability, and review the water resource potential of our mineral property. A more detailed description of our plan of operation is described above under the section entitled “Description of Property”.

Our planned exploration expenditures for the next twelve months on the Wilson Creek property, together with amounts we intend to spend developing and commercializing secondary services such as the exploration database, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Payment towards acquisition of the Wilson Creek property	$ 50,000 (1)
Exploration of the Wilson Creek property	$ 350,000
Acquisition of land parcels, including acquisition of the Utah Claims (and ancillary development of Exploration Database)	$ 750,000
Development of 3 properties on a joint venture basis, and exploration of the Utah Claims	$ 1,000,000
Commence advanced stage exploration of 1 or 2 wholly owned land packages	$ 6,000,000
General and Administrative Expenses	$ 200,000
Total	$ 8,350,000

(1) Under the terms of the Option Agreement, we are obliged to pay $50,000 in cash, and issue 200,000 shares of our common stock to the vendors by September 1, 2008.

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had available cash in the amount of $3,997 and a working capital of $1,954 as of July 31, 2007. Based on the planned expenditures of our plan of operation over the next 12 months beginning August 2007, we require a minimum of approximately $8,348,000 to proceed with our plan of operations. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this annual report for at least the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. It may be difficult to secure debt financing on acceptable terms as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims and we may be forced to abandon the Wilson Creek property and our plan of operations.

Our exploration plans will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, and the price of uranium and available capital. Further, the extent of the exploration programs that we undertake will be dependent upon the amount of financing available to us.

Liquidity and Capital Resources

As at July 31, 2007 we had cash in the amount of $3,997 and a working capital of $1,954. This is in contracts to our cash position at the same time last year, July 31, 2006 when we had $16,849 of cash in the bank. As at July 31, 2007 our total assets were $3,997 and our total liabilities were $2,043. Our net loss per share was $0.

Our net loss of $313,589 from inception on May 30, 2006 until July 31, 2007 was funded by a combination of equity and debt financing. From inception on May 30, 2006 until July 31, 2007 we have raised approximately $55,200 from the sale of our common stock.

In terms of debt financing, we have been funded from the proceeds of notes from shareholders or other lenders, as set out below.

  We borrowed $51,000 in July 2007 secured by all of our assets and a pledge of the shares of our control shareholder. The loan was due September 30, 2007 and bears interest at a rate of 12%. We agreed to issue 51,000 shares of common stock in connection with the loan. Loan proceeds were used to obtain the option on the Wilson Creek Property and for general and administrative expenses. In October 2007 the lender agreed to extend the due date until October 31, 2007 and to loan an additional $100,000.

  We borrowed $300,000 from three lenders on September 25, 2007 to finalize acquisition of control from the former management. The loans are due on October 31, 2007 and bear interest at 8%. We borrowed an additional $90,000 from one of these lenders on the same terms. We have also secured a commitment for $400,000 in loans. We expect to refinance these loans at the end of October or repay them from one or more equity placements, but we have no firm commitment for any capital financing.

For the year ending July 31, 2007 we used net cash of $61,848 in continuing operating activities and spent net cash of $173 in investing activities. For the year ending July 31, 2007 we received net cash of $41,653 from financing activities. As at July 31, 2007 we had cash of $3,997 which will not cover our operating and investing activities for even one month according to our current burn rate.

This compares to our financial results for the year ended July 31, 2006 when we had cash of $16,849 and a working capital deficit of $4,245. We had total assets of $21,094 as at July 31, 2006, including $214 in prepaid expenses, $3,581 in capital assets, and $450 as a security deposit. Our net loss of $9,881 for the year ending July 31, 2006 was funded by a combination of equity and debt financing.

We used net cash of $8,160 in operations for the year ended July 31, 2006, and net cash of $nil in investing activities. We received net cash of $25,009 from financing activities for the year ended July 31, 2006.

We expect that our total expenses will increase over the next year as we increase our business operations and seek additional mineral interests. We have not been able to reach the break-even point since our inception on May 30, 2006 and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year.

We anticipate that we will incur substantial losses over the next 30 months. We estimate that we will purchase another option to acquire 100% interest in a property, and start exploration project on the Wilson Creek property over the next 12 months beginning August 2007. We estimate we will require $50,000 to maintain the rights to the Wilson Creek property, $350,000 to explore and develop the Wilson Creek property and $7,750,000 to acquire rights to other mineral properties and explore and develop them. In addition, we need approximately $200,000 for our general and administrative expenses. Total cash requirements over the next 12 months are approximately $8,350,000, less whatever cash we have in the bank at that time.

We are currently conducing an offering to raise capital in Canada pursuant to Regulation S of the Securities Act. It is likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

We plan to raise capital through private placements, a direct offering or related party loans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the Wilson Creek property and our stated plan to acquire other mineral concessions or land parcels, as described in our plan of operations above, we do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the notes to our consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Net Income (Loss) per Common Share

We calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Our property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.

Item 7.      FINANCIAL STATEMENTS

Our audited financial statements as of July 31, 2007 follow, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1.

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

During our fiscal year ended July 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wave Uranium Holding
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of Wave Uranium Holding (a development stage company), formerly Iron Link Ltd., as of July 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2007, the period from May 30, 2006 (inception) through July 31, 2006, and for the period from May 30, 2006 (inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wave Uranium Holding as of July 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2007, the period from May 30, 2006 (inception) through July 31, 2006, and for the period from May 30, 2006 (inception) through July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
October 29, 2007	RONALD R. CHADWICK, P.C.

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2007	July 31, 2006

ASSETS
Current Assets
Cash	$3,997	$16,849
Prepaid Consulting Fee	-	214

Total Current Assets	3,997	17,063

Capital Assets	-	3,581
Security Deposit	-	450

	-	4031
Total Assets	$3,997	$21,094

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$2,043	$-
Due to Related Parties		6,030
Notes Payable Related Parties		20,009
Total Current Liabilities	2,043	26,039

Total Liabilities	2,043	26,039

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 authorized
145,120,005 (2007) shares issued and outstanding	145,120	75,000
75,000,000 (2006) shares issued and outstanding
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding

Additional paid in capital	176,747	(70,000)
Defitcit Accumlated during the development stage	(319,913)	(9,881)
Accumlated other comprehensive income(loss)	-	(64)
Total Stockholders Equity	1,954	(4,945)

Total Liabilities and Stockholders Equity	$3,997	$21,094

See accompanying notes to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year	30-May-06	30-May-06
	Ended	(Inception) through	(Inception) through
	31-Jul-07	31-Jul-06	31-Jul-07

Revenue	$-	$-	$-

Expenses
General Selling and Adminstrative	$62,648	$3,414	$66,062
Depreciation	-	73	73
Bank Charges	295	61	356
Impairment of Goodwill	266,667	-	266,667
Other Expenses	1,450	-	1,450
	331,060	3,548	334,608

Gain (Loss) on Operations	(331,060)	(3,548)	(334,608)

Other Income (expense)
Interest Expense	(953)	(9)	(962)
	(953)	(9)	(962)

Net Income (Loss) From Continuing Operations	(332,013)	(3,557)	(335,570)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553)	21,981	(6,324)	15,657

Net Income (Loss) before provision for income tax	(310,032)	(9,881)	(319,913)

Provision for Income Tax	-	-	-

Net Income (Loss)	(310,032)	(9,881)	(319,913)

Other Comprehensive Income (Loss) - net of tax
Forein Currency Translation Gain (Loss)	-	(64)	(64)

Comprehensive Income (Loss)	$(310,032)	$(9,945)	$(319,977)

Net Income (Loss) per share
Basic and Fully Diluted	$0.00	$0.00

Weighted Average Number of Common Shares	95,766,175	105,120,000

See accompanying notes to the consolidated financial statements

Wave Uranium Holdings
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accum.	Accum.
				During the	Other	Stock-
	Common Stock		Paid In	Development	Compre.	holders'
	Shares (1)	Amount	Capital	Stage	Income/(Loss)	Equity
Balance at May 30, 2006	-	$-	$-	$-	$-	$-
Issuance of stock for cash	75,000,000	75,000	(70,000)			5,000
Foreign currency Gain(Loss)					(64)	(64)
Net Gain (Loss) for the period				(9,881)		(9,881)
Balance at July 31, 2006	75,000,000	$75,000	$(70,000)	$(9,881)	$(64)	$(4,945)
Issuance of stock for cash	30,120,000	30,120	20,080			50,200
Issuance of shares for
acquisition	40,000,005	40,000	226,667			266,667
Discontinued Operations					64	64
Net Gain (Loss) for the period				(310,032)		(310,032)
Balance at July 31, 2007	145,120,005	$145,120	$176,747	$(319,913)	$-	$1,954

(1) As restated for a 15 for 1 forward stock split on July 30, 2007

See accompanying notes to the consolidated financial statements

Wave Uranium Holding
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	30-May-06	30-May-06
	Ended	(Inception) through	(Inception) through
	31-Jul-07	31-Jul-06	31-Jul-07

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(310,032)	$(9,881)	$(319,913)
Less: Income from discontinued
Operations	(21,981)	6,324	(15,657)
Net loss from continuing operations	(332,013)	(3,557)	(335,570)

Adustments:

Impairment of goodwill	266,667	-	266,667

Changes in assets & liabilities from
continuing operations

Prepaids	214	(214)	-
Security Deposit	450	(450)	-
Accounts Payable	2,043	-	2,043
Due Related Parties	791	1,337	2,128
Cash flow from operating activities
by continuing operations	(61,848)	(2,884)	(64,732)

Cash Flow from investing activities
Purchase of fixed assets	(173)	-	(173)
			-
Cash Flow from investing activities	(173)	-	(173)

Cash Flow from Financing activities

Issue(Repay) Notes Payable	(8,547)	20,009	11,462
Issue of stock	50,200	5,000	55,200

Cash Flow from financing activities	41,653	25,009	66,662

Net cash used in continuing operations	(20,368)	22,125	1,757

Cash Flow from discontinued operations	7,516	(5,276)	2,240

Net change in cash	(12,872)	16,849	3,977

Beginning cash	16,849	-	-

Ending cash	$3,977	$16,849	$3,977

Schedule of Non-Cash Investing and Financing Activities

In 2007 the Company issued 40,000,005 shares for all the shares in a private corporation valued at $266,667.

Supplemental Disclosures
Cash Paid For:
Interest	$	- $	- $	-
Income Taxes	$	- $	- $	-

See accompanying notes to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The overarching objectives of Wave Uranium Holdings (“Wave”, the “Company”) are to acquire land positions in areas of significant uranium resource potential by a systematic and rational screening process, then explore and develop those properties to produce uranium ore. Wave recognizes two key components to a productive exploration program, 1) geologic models that can be tested by drilling and developed into predictive tools, and 2) effective database management. Geologic models (of sandstone-type deposits, for example) involve a combination of sedimentology of the host rock, mineralogic indicators of alteration history, paleohydrologic constraints, and much more. These models, or guiding concepts, must be grounded in actual data and fact, requiring effective feedback from an appropriately structured information management system if they are to be applied on a regional basis. Sound decisions on land acquisitions, disposition of held properties, and subsurface targeting are fundamentally dependent on the vision of the exploration geologist and his/her ability to process essential information that can be massive in scope and content. Wave seeks to minimize the financial burden of land acquisitions from external parties, choosing instead to develop exploration plays in-house.

Development Stage Company

     The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, restricted cash, trade accounts receivables, accounts payable, accrued expenses, notes payable and due to investors. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term debt, notes payable and due to investors approximates fair values of similar debt instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2006. Stock-based awards to non-employees are accounted for whichever is more reliably measurable in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) “Share-Based Payment” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Note 3: Discontinued Business

Statement of Operations

	2007	2006
Revenue for Iron Link TV	$0	$0
Expenses
General SGA	$5,601	$6,361
Depreciation Expense	723	0
	6,324	6,361
Gain/(Loss) on operation	$(6,324)	$(6,361)
Net Income (Loss)	$(6,324)	$(6,361)
Foreign Currency Adjustment Gain/(Loss)	(312)	52
Comprehensive Income/(Loss)	$(6,636)	$(6,309)

Balance Sheet

ASSETS
Current Assets
Cash	$215	$1,697

Total Current Assets	215	1,697

Capital Assets	3,754	3,581

Total Assets	$3,969	$5,278

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Due Related Parties	$6,435	$4,693
Due To/From Subsidiary	10,457	6,884
Total Liabilities	16,892	11,577

Common Stock	10	10
Current Earnings	(12,933)	(6,309)
Total Stockholders Equity	(12,923)	(6,299)

Total Liabilities and Stockholders Equity	$3,969	$5,278

On June 19th, 2007 the Company discontinued operations in Iron Link TV. The Iron Link TV subsidiary had total assets of $3,969 and a historical operating loss of $12,685.

The results of operations for Iron Link TV were reported within the discontinued operations (Gain on Sale of Subsidiary) in he accompanying statement of operations.

Iron Link TV was a separate operating segment.

Forward Stock Split

On July 30th, 2007 the Company’s board of directors authorized a 15 for 1 forward stock split.

The total authorized shares was increased to 150,000,000 and the authorized preferred stock was increased to 5,000,000. The financial statements were cast with the forward stock split included.

All references to the number of shares and per share amounts in the financial statements are presented on a post- split basis.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

Note 4: New Pronouncements

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for the Company for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

SFAS 159 - ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’

In February 2007, the FASB issued Financial Accounting Standard No. 159 'The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115' or SFAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

     The following are eligible items for the measurement option established by this Statement:

1. Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.	Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, 'Accounting for Leases.'

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.

Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

     The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2. Is irrevocable (unless a new election date occurs)

3. Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, 'Fair Value Measurements'. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

EITF 00-19-2, "Accounting for Registration Payment Arrangements".

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This statement is effective for existing registration payment arrangements as of January 1, 2007, with earlier application permitted in previously-unissued financial statements. As discussed in Note 9 and as permitted by the FSP, we adopted the provisions of this FSP in our fourth quarter of 2006, resulting in reclassification of certain of our outstanding warrants from derivative instrument liabilities to equity.

Note 5: BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended July 31, 2007, the Company incurred losses of $310,032 and for the year ended July 31, 2006 the Company incurred losses of $9,881.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6: STOCKHOLDERS' DEFICIT

Common Stock

At July 31, 2007, the Company's $.001 par value common stock authorized was 150,000,000 shares with 145,120,005 shares issued and outstanding and the Company's $.001 par value preferred stock authorized was 5,000,000 shares.

During the twelve months ended July 31, 2007, the Company issued a total of 70,120,005 (post split) shares of common stock.

     On June 18, 2007, pursuant to an Agreement and Plan of Reorganization dated June 18, 2007, the Registrant acquired all of the capital stock of Wave Uranium, a Nevada corporation, in exchange for 40,000,005 newly issued shares of common stock. As a result of the acquisition, there are now 145,120,005 shares of common stock outstanding.

     As of June 20, 2007, the Registrant sold its Iron Link Ltd. subsidiary to its former President, Alexandre Routkovski, for cash of $14,000 and payment of $12,088 owed to a related party. The Registrant agreed not to enter the IPTV business in the province of British Columbia for a period of five years after the date of the Sale Agreement.

Note 7: INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34%	)
	—

As of July 31, 2007 the Company has a net operating loss carry forward of approximately $319,977 subject to any restrictions because of prior changes in ownership. The Company offset the deferred tax benefit with a 100% valuation allowance.

Note 8: COMMITMENTS AND CONTINGENCIES

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, provided required information and acquired necessary subscription agreements, it could be liable for rescission of the sales or other actions, including SEC enforcement actions, if such exemptions were found not to apply or other violations occurred. This could have a material negative impact on the Company's financial position and results of operations.

During the periods covered by these financial statements the Company entered into some employment, consulting and other agreements with third parties. Although the Company obtained settlement releases from a majority of the parties, settlement releases were not entered into with some of these parties or the settlement releases were verbal agreements. Future contingencies which cannot be estimated by management, may exists for the above matters including but not limited to issuance of capital stock and other financial obligations and may have a material negative impact on the Company's financial position and results of operations.

At July 31, 2007 the Company had entered into an executive employment contract for one year, renewable each year, (it was renewed At June 18, 2006). Through July 2007 with two officers for annual compensation of approximately $84,000.

Note 9: SUBSEQUENT EVENTS

A shareholder in the first quarter of fiscal year 2008 has caused 75,000,000 shares, or all of the shares he purchased from the former control persons to be returned to the Company.

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 8B.    OTHER INFORMATION

On September 20, 2007 we acquired an option to purchase from Handley Minerals, Inc., a 100% undivided interest in the Wilson Creek mineral claim which consists of ten claims situated in the country of Gila in the State of Arizona. We are also in the process of acquiring more than 1,200 claims in Utah for costs to us of approximately $330,000. As a result of our acquisition activities we are no longer a shell company as defined in Rule 12b-2 of the Exchange Act. The information contained in this annual report on Form 10-KSB satisfies our requirement to file a report on Form 8-K pursuant to Item 5.06 (Change in Shell Company Status).

On July 30, 2007 our Board of Directors approved an amendment to our Articles of Incorporation to be effective July 31, 2007 to increase the number of authorized shares of common stock from 145,000,000 to 150,000,000. The amendment was approved by a majority of the shareholders, acting by consent action.

PART III

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our bylaws allow the number of directors to be fixed by the Board of Directors. Presently there is only one director.

Our current directors and officers are as follows:

Name	Age	Position

Cady Johnson	56	Director, President, Chief Executive Officer

Christopher J. LeClerc	33	Chief Financial Officer

Cady Johnson, our sole director will serve as a director until our next shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Dr. Cady Johnson, Director, President and Chief Executive Officer

Cady L. Johnson has been a director and our Chief Executive Officer and President since June 18, 2007. Since 2003 Dr. Johnson has been, and continues to be, Principal of GeoLogic VR. From 1998 to 2003 he was a pilot for Petroleum Helicopters. In 1997 he was a pilot for Papillon Grand Canyon Helicopters. Dr. Johnson was Senior Project Hydrogeologist for Woodward-Clyde Federal Services from 1991 to 1997. From 1990 to 1991 he was Pilot/Mechanic for Helicopter Services of Nevada, and Associate/Hydrogeologist for Mifflin & Associates from 1986 to 1989. He was Assistant Research Professor at the Desert Research Institute from 1985 to 1986, Senior Hydrogeologist/Geochemist for Coffey & Partners Pty. Ltd. in 1984, a staff consultant for Intera Environmental Consultants in 1983, and a Geologist and Research Geoscientist for Bendix Field Engineering Corp. from 1979 to 1982. Dr. Johnson received a bachelor’s degree in Geology from Oregon State University in 1976 and a Ph.D. in Geology, Hydrology/Hydrogeology from the University of Nevada, Reno. Dr. Johnson is an experienced professional pilot, rotary wing flight instructor and licensed airframe and powerplant mechanic. He is a certified infrared thermographer and certified nuclear testing equipment operator.

Christopher J. LeClerc, Chief Financial Officer

Christopher J. LeClerc, 33, was appointed our Chief Financial Officer on June 18, 2007. He has also been the President, Chief Financial Officer and Director of Liska Biometry, Inc. since June 2006. Prior to his employment with Liska biometry, Mr. LeClerc was employed by Andover Brokerage LLC (commencing May 2001), where he was responsible for a 12-member proprietary trading desk specializing in a wide range of investment strategies. Mr. LeClerc also worked at Mercer Partners L.P. (commencing February 1999). Mercer Partners L.P. is a New York-based investment bank and securities underwriter. Mr. LeClerc was a Director of Business Development and Head of OTC trading at Mercer Partners L.P. Previously, he has served as financial consultant and equities trader for Merrill Lynch, M.H. Meyerson and ETG LLC.

Other than as disclosed above, our directors and officers do not currently serve on the board of other public companies.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have not yet adopted a written code of ethics, although we aim to adopt one within the next 12 months.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board intends to identify director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Item 10.      EXECUTIVE COMPENSATION

Prior to the acquisition of Wave Nevada on June 18, 2007, whilst we were still doing business as Iron Link Ltd, Alexandre Routkovski was our President, CEO, Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director; and Viktor Krukov was the Secretary and a director. A change of control took place on June 18, 2007 as a result of the acquisition of Wave Nevada and Messrs. Routkovski and Krukov resigned as officers and directors. On June 18, 2007 Mr. Cady L. Johnson was elected as the sole director and as President, and Christopher LeClerc was appointed Chief Financial Officer and Secretary.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Executive Officers who held this position during Fiscal 2007 and each other executive officer whose total annual cash compensation exceeds $100,000:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensa- tion
		$	$	$	(#)	(#)	$	$
Cady Johnson (1)	2007 (2)	0	0	0	(7)	0	0	0
Alexandre Routkovski (3)	2007 (4)	2,500	0	0	0	0	0	0
	2006 (5)	2,000	0	0	0	0	0	0
Christopher J. LeClerc (6)	2007 (2)	0	0	0	(8)	0	0	0

(1) Cady Johnson has been our director, President and Chief Executive Officer since June 18, 2007
(2) For the period from June 18, 2007 until July 31, 2007
(3) Alexandre Routkovski was our President, CEO, Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director from July 10, 2006 until June 18, 2007
(4) For the period from August 1, 2006 until June 18, 2007
(5) For the period from May 31, 2006 (inception) until July 31, 2006
(6) Christopher J. LeClerc has been our Chief Financial Officer since June 18, 2007
(7) Entitled to receive 1,000,000 common shares pursuant to a management agreement, but no shares were issued as of July 31, 2007.
(8) Entitled to receive 1,500,000 common shares pursuant to a management agreement, but no shares were issued as of July 31, 2007.

Option/SAR Grants in Year ended July 31, 2007 to Named Executive Officers

We granted no options to Named Executive Officers in the year ended July 31, 2007.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

As of the end of July 31, 2007 we had never issued any options and none of our directors or officers had the right to receive any stock options.

Executive Officers Employment and Consulting Agreements

On June 15, 2007, we entered into an employment contract with Christopher J. LeClerc pursuant to which Mr. LeClerc agrees to act as our Chief Financial Officer in exchange for compensation of $24,000 per year. The agreement is at will. We have agreed to issue Mr. LeClerc 1,500,000 shares of our common stock, but have not done so as of November 8, 2007.

On May 1, 2007 we entered into an employment contract with Cady Johnson, pursuant to which Mr. Johnson agrees to act as our President and Chief Executive Officer in exchange for compensation of $60,000 per year. The agreement is at will. We have agreed to issue Mr. Johnson 1,000,000 shares of its common stock, but have not done so as of November 8, 2007.

On August 1, 2007 we entered into an employment agreement with Ranie Lynds pursuant to which we employ Mr. Lynds as a geologist in exchange for compensation of $36,000 per year. We have also agreed to issue Mr. Lynds 250,000 shares of our common stock, but have not done so as of November 8, 2007. Mr. Lynds may terminate the agreement at any time upon 14 days written notice to us, and we may terminate the agreement at any time upon one month’s written notice to Mr. Lynds.

On August 1, 2007 we entered into an employment agreement with Ralf D’Andrea pursuant to which we employ Mr. D’Andrea as Chief Geologist in exchange for compensation of $42,000 per year. In addition, where Mr. D’Andrea works in excess of 40 hours per week for us, he will be compensated at a consulting rate of $800 per day. The agreement may be terminated by either party upon 14 days written notice to the other.

None of our directors received compensation for their service as directors during the period from inception (May 31, 2005) until July 31, 2007.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of our common stock as of the date of this report by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors and executive officers, and (iii) all officers and directors as a group. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Title of Class	Name and Address	Office	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Common	Cady L. Johnson 5348 Vegas Dr. Suite 228 Las Vegas, NV 89108	President, Chief Executive Officer	1,000,000 (2)	1.4%
Common	Christopher LeClerc 5348 Vegas Drive Suite 228 Las Vegas, NV 89108	Chief Financial Officer	1,500,000 (2)	2.1%
	All officers and directors as a group (2 persons)		2,500,000 (2)	3.5%
Common	Norman Meier Bettlistrasse 35 8600 Dübendorf Switzerland	None	40,000,005 (3)	57.0%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.
(2)	Represents shares due to be issued under such individual’s employment contract but not yet issued.
(3)	These shares were pledged to secure a loan to us.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

Equity Compensation Plan

As at July 31, 2007 we have no existing equity compensation plans.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 20, 2007, we sold our Iron Link Ltd. subsidiary to Mr. Routkovski, for cash of $14,000 and payment of $12,087.62 owed to a related party. Mr. Routkovski was our

President, CEO, Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director from July 10, 2006 until June 18, 2007. We agreed not to enter the IPTV business for a period of five years after the date of the Sale Agreement. As of July 31, 2007 no amounts were owed by us to Mr. Routkovski.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000 or 1% of our total assets for the last fiscal year.

PART IV

Item 13.      EXHIBITS

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Reorganization between Wave Uranium and the Registrant.(2)
2.2	Agreement of Sale between the Registrant and Alexandre Routkovski (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation changing name to Wave Uranium Holding (2)
10.1	Software Development and Consulting Agreement (1)
10.2	Employment Agreement with Dr. Johnson (2)
10.3	Employment Agreement with Mr. LeClerc(2)
10.4	Wilson Creek Agreement (3)
10.5	Certificate of Amendment to Articles of Incorporation increasing authorized stock
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Annual Report.
(2)	Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Annual Report.
(3)	Filed with the Current Report on Form 8-K dated October 9, 2007 and incorporated by reference to this Annual Report.

Item 14.      Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal years ended July 31 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included in our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	From
	July 31,	Inception to
	2007(1)	July 31,
		2006
Audit Related Fees	$7,500	$2,500
Tax Fees	0	0
All Other Fees	0	0
Total	7,500	2,500

(1) estimated.

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2007.

WAVE URANIUM HOLDING

By:/s/ Cady L. Johnson
Cady L. Johnson, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2007.

By:     /s/ Cady L. Johnson
Cady L. Johnson, President, Chief Executive Officer and Director

By:    /s/ Christopher LeClerc
Christopher LeClerc, Chief Financial Officer, (principal accounting and financial officer)