Form 10QSB
period 2007-10-31
Wave Uranium Holding
filed 2007-12-17
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 000-52854 WAVE URANIUM HOLDING (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-1026782 (I.R.S. Employer Identification No.)

5348 Vegas Drive, Suite 228, Las Vegas, NV
(Address of principal executive offices)

(702) 939-8029
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2007, the registrant’s outstanding common stock consisted of 70,960,005 shares.

i

WAVE URANIUM HOLDING Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wave Uranium Holding
(A Development Stage Company)
October 31, 2007
Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Income	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Wave Uranium Holding (A Development Stage Company) Consolidated Balance Sheets (Unaudited)

	October 31,	July 31,
	2007	2007
	$	$

ASSETS
Current Assets
Cash	102,245	3.997

Total Current Assets	102,245	3,997

Capital Assets	3,221	–

Total Assets	105,466	3,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	–	2,043
Notes Payable	414,082	–
Accrued Interest	3,127	–
Notes Payable Related Parties	–	–

Total Current Liabilities	417,209	2,043

Total Liabilities	417,209	2,043

STOCKHOLDERS’ EQUITY
Common stock $0.001 Par Value;
Authorized: 150,000,000
Issued and outstanding: 70,120,005	70,120	145,120
Preferred stock $0.001 Par Value
Authorized: 5,000,000
Issued and outstanding: 0
Additional paid-in capital	251,747	176,747
Deficit accumulated during the development stage	(633,610)	(319,913)

Total Stockholders Equity	(311,743)	1,954

Total Liabilities and Stockholders’ Equity	105,466	3,997

(The accompanying notes are an integral part of these financial statements)

F–1

Wave Uranium Holding
(A Development Stage Company)
Consolidated Statements of Income
(Unaudited)

			Accumulated from
	Three Months	Three Months	May 30, 2006
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31,
	2007	2006	2007
	$	$	$

Revenue	–	–	–

Expenses

General Selling and Administrative	145,201	15,091	211,263
Depreciation	–	–	73
Bank Charges	214	176	570
Land Claim Fees	164,804	–	164,804
Impairment of Goodwill	–	–	266,667
Other Expenses	351	–	1,801

Gain (Loss) on Operations	(310,570)	(15,267) ,	(645,178)

Other Income (expense)
Interest Expense	(3,127)	(328)	(4,089)

Net Income (Loss) before provision for income tax	(313,697)	(15,595)	(649,267)

Provision for income tax	–	–	–

Net Income (Loss) from Continuing Operations	(313,697)	(15,595)	(649,267)

Discontinued Operations: Gain (Loss) from discontinued
operations (including gain on disposal in 2007 of
$28,553) – net of tax		(3,553)	15,593

Net Income (Loss)	(313,697)	(19,148)	(633,674)

Net Income (Loss) per share
Basic and Fully Diluted, From:
Continuing operations	–	–
Discontinued operations	–	–
Combined	–	–

Weighted Average Number of Common Shares	117,402,614	75,000,000

(The accompanying notes are an integral part of these financial statements)

F–2

Wave Uranium Holding
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			May 30, 2006
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	through October
	October 31,	October 31,	31,
	2007	2006	2007
	$	$	$
Cash flow from operating Activity
Operating activity from continuing operations
Net loss	(313,697)	(19,148)	(633,674)
Less: (Income) loss from discontinued Operations	–	3,553	(15,593)

Net loss from continuing operations	(313,697)	(15,595)	(649,267)

Adjustments
Impairment of goodwill	–	–	266,667
Changes in assets and liabilities from continuing operations
Prepaids	–	214	–
Depreciation	–	–	–
Security Deposit	–	–	–
Accounts Payable	(2,043)	4,342	–
Accrued Expenses	3,127	–	3,127
Due Related Parties	–	703	2,128

Cash flow from operating activities by continuing operations	(312,613)	(10,336)	(377,345)

Cash flow from investing activities
Purchase of fixed assets	(3,221)	(708)	(3,394)

Net cash provided by (used for) from investing activities	(3,221)	(708)	(3,394)

Cash flow from financing activities
Issue (Repay) Notes Payable	414,082	328	425,544
Issue of stock	–	–	55,200

Net cash provided by (used for) from financing activities	414,082	328	480,744

Effect of Exchange Rate	–	(6)	–
Net cash used in continuing operations	98,248	(10,716)	100,005
Cash Flow from discontinued operations	–	(3,416)	2,240

Net change in cash	98,248	(14,132)	102,245
Beginning cash	3,997	16,849	–

Ending cash	102,245	2,717	102,245

(The accompanying notes are an integral part of these financial statements)

F–3

Wave Uranium Holding
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Wave Uranium Holding, (the "Company") have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of July 31, 2007, including notes thereto included in the Company's Form 10-KSB.

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

Wave Uranium Holding (A Development Stage Company) Notes to Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (continued)

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

Note 2. Stock-Based Compensation

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

Wave Uranium Holding (A Development Stage Company) Notes to Financial Statements (Unaudited) Note 2. Stock Based Compensation (continued)

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

All references to the number of shares and per share amounts in the financial statements are presented on a post-split basis.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

Note 3. New Pronouncements

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

Wave Uranium Holding (A Development Stage Company) Notes to Financial Statements (Unaudited) Note 3. New Pronouncements (continued) This Statement:

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

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

Wave Uranium Holding (A Development Stage Company) Notes to Financial Statements (Unaudited)

3.	New Pronouncements (continued)

4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

Wave Uranium Holding
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

3. New Pronouncements (continued)

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

Wave Uranium Holding (A Development Stage Company) Notes to Financial Statements (Unaudited) 3. New Pronouncements (continued)

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

Note 4.     Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended October 31, 2007. The Company incurred a net loss of $ 313,697.

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

Wave Uranium Holding (A Development Stage Company) Notes to Financial Statements (Unaudited)

Note 5.   Notes Payable

During the three months ended October 31, 2007 the company received a value of $ 414,082 in various notes payable. The term of all the notes is twelve months and the interest on all loans is 9% per annum. The company has accrued interest of $3,127, as of October 31, 2007. If the company obtains equity financing the notes become due prior to the twelve month period.

Note 6.  Stockholders' Equity

During the three months ended October 31, 2007, the Company did not issue any shares of common stock. On September 28, 2007 the company received 75,000,000 shares of common stock from a shareholder. The board of director’s of the Company met and subsequently cancelled the shares. As of October 31, 2007 there are 70,120,005 shares of common stock issued and outstanding

Note 7.  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation

Note 8. Subsequent Events

There have been no material subsequent events as of the date of this report.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Introduction

We were incorporated as a Nevada company on May 30, 2006, under our previous name Iron Link Ltd. In June 2007 we underwent a corporate reorganization and restructuring which resulted in a change of management and us changing our name to Wave Uranium Holding. Additionally we acquired a wholly owned subsidiary called “Wave Uranium”.

In this Quarterly Report, when we say “we”, “us”, “our” we are referring to Wave Uranium Holding and our wholly owned subsidiary, Wave Uranium.

On September 20, 2007 we entered into a mining option agreement with Handley Minerals, Inc., a Nevada company, pursuant to which we acquired an option to purchase a 100% undivided interest in the Wilson Creek project which consists of ten claims situated in the county of Gila in the State of Arizona. Also in September, 2007 we located an additional 153 mineral claims in Gila County, Arizona.

Between September and December of 2007 we acquired 1,327 mineral claims in Grant County, Utah for costs to us of approximately $330,000. As a result of our activities relating to the acquisition of rights to Wilson Creek and mineral claims in Utah, as well as our active development of our plan of exploration we are no longer a shell company as defined in Rule 12b-2 of the Exchange Act.

Wilson Creek

On September 20, 2007 we acquired an option to purchase a 100% undivided interest in the Wilson Creek Property, which currently comprises ten mineral claims in Gila county, Arizona. The terms of the option are for an initial payment of $25,000 and 200,000 shares of restricted common stock and annual payments under the following schedule:

Payment Due Date	Cash	Shares
September 1, 2008	$50,000	200,000
September 1, 2009	$50,000	200,000
September 1, 2010	$50,000	200,000
September 1, 2011	$100,000	200,000

Gila County Claims

On September 21, 2007 we located 153 claims in seven blocks in Gila County, Arizona, covering an area of approximately 3,152 acres. We paid approximately $60,000 to acquire these claims. The payment included expenses related to acquiring the claims through a claim staking service and fees which we were required to pay to the Bureau of Land Management (the “BLM”). We will also have to pay an annual fee of approximately $175 per claim, per year to the BLM and approximately $15 per claim, per year to Gila County to maintain these claims.

Grand County

Between September to December of 2007 we successfully acquired 1,327 mineral claims in Grand County, Utah, covering an area of approximately 27,400 acres. We paid approximately $251,000 to acquire these claims. We will be required to pay an annual fee of approximately $175 per claim, per year to the BLM and approximately $15 per claim, per year to Grand County to maintain these claims.

Utah State Leases

On December 7, 2007, we acquired five state leases in Grand and Emery Counties of Utah. These leases cover approximately 6,415 acres. We paid $7,500 to acquire these leases and are required to pay the State of Utah approximately $1 per acre, per year to maintain these claims.

We are a development stage company. The Wilson Creek, Gila Count, Grand County and Utah State Leases are at the exploration stage and there is no assurance that they contain a commercially viable ore body. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of the properties is determined. We plan to undertake such further exploration, however it is anticipated that significant additional financing will be required in order to do so, and there is no assurance that the necessary financing will be obtainable in the future. Even if the financing is obtained, there is no assurance that further exploration will result in a final evaluation that commercially viable uranium or other mineral deposit exists at any of our mineral properties.

As of December 14, 2007 we have generated no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues in the short term, even if our exploration program indicates that a mineral deposit may exist on properties located in Wilson Creek, Gila County, Grand County or the Utah State Leases. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Plan of Operation

Our plan of operation for the next twelve months beginning December 2007 is to carry out exploration of some or all of or mineral properties, and to acquire other selective early stage properties in the US or Canada. We intend to primarily explore for uranium, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals.

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

All of our mineral properties are in the early stages of exploration and presently contain no known quantities of uranium resources.

Over the next 12 months to the end of December 2008, we intend to carry out the following actions, as a preliminary exploration program, on some or all of our properties:

1. Establish significant land positions in surrounding areas. As holdings accumulate, exploration plans will be developed based on a combination of radiometric surveys, outcrop mapping, and environmental considerations.

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

3. Focus on subsurface exploration by drilling relatively deep targets in unexplored channel environments,

In order to carry out our preliminary exploration program as described above, we will need to carry out a helicopter radiometric survey, a radon survey, and a stream-sediment survey. We anticipate that the preliminary exploration program will last approximately 30 to 60 days, depending on the property. During this time, we anticipate incurring direct labour expenses, field expenses and capital equipment expenses of approximately $500,000.

Risk Mitigation

Given the inherently high risks associated with uranium exploration, which we fully acknowledge, we intend to establish profit centers to sustain a prolonged drilling effort. We intend to achieve this by developing the following ancillary projects:

Exploration Database

We anticipate creating an exploration database that will include geochemical and hydrologic information, logging data, stratigraphic interpretations, and much more. As we narrow our focus over time to specific geographic areas, there will be information from a much larger region that a competitor would find very costly to replicate. The exploration database will be offered to third parties by charging a fee-based access. It will allow clients to realize significant savings in their own exploration activities.

Groundwater

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

In-house Drilling

Recognizing that a severe mid-size rig shortage exists due to demand for groundwater and “boom” conditions in both the oil/gas and mineral industries, we intend to carefully review costs and benefits of establishing an in-house drilling capability. Short term drilling requirements of our associates Atomic Minerals and Universal Uranium total in the millions of dollars, and their access to appropriate drilling equipment in a suitable time frame is not assured. We are currently negotiating a Memoranda of Agreement with Atomic and Universal, which will gain us exclusive access to a very large, existing market if the negotiations are secured. Existing demand for drilling services is sufficient to fully subsidize approximately $1,500,000 in drilling equipment that we would own, unencumbered. This would dramatically reduce the costs of exploration by providing a revenue stream as needed via contract drilling. Discussions with the parties are underway concerning equipment options and structuring of agreements.

Overall, our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts we intend to spend developing and commercializing secondary services such as the exploration database, and amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount

Payment towards acquisition of the Wilson Creek property	$ 50,000 (1)

Exploration of the Wilson Creek property	$35,000

Exploration of Gila County Claims	$85,000

Exploration of Grand County Claims	$365,000

Exploration of Utah State Leases	$15,000

Acquisition of land parcels, (and ancillary development of Exploration Database)	$ 750,000

Development of 4 properties on a joint venture basis	$1,000,000

Commence advanced stage exploration of 1 or 2 wholly owned land packages	$6,000,000

eneral and Administrative Expenses	$ 200,000

Total	$ 8,500,000

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

As of October 31, 2007, we had approximately $102,245 in cash in our bank accounts. Based on our planned expenditures as outlined above, we require additional capital of approximately $8,400,000 to proceed with our plan of operations over the next twelve months. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral properties described above, our stated plan to acquire other mineral concessions or land parcels, as described in our plan of operations above, we do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Number of Employees

As at December 14, 2007, we engage the following persons pursuant to these employment agreements:

On June 15, 2007, we entered into an employment contract with Christopher J. LeClerc pursuant to which Mr. LeClerc agrees to act as our Chief Financial Officer in exchange for compensation of $24,000 per year. The agreement is at will. We have agreed to issue Mr. LeClerc 1,500,000 shares of our common stock, but have not done so as of December 14, 2007.

On May 1, 2007 we entered into an employment contract with Cady Johnson, pursuant to which Mr. Johnson agrees to act as our President and Chief Executive Officer in exchange for compensation of $60,000 per year. The agreement is at will. We have agreed to issue Mr. Johnson 1,000,000 shares of its common stock, but have not done so as of December 14, 2007.

On August 1, 2007 we entered into an employment agreement with Ranie Lynds pursuant to which we employ Ms. Lynds as a geologist in exchange for compensation of $36,000 per year. We have also agreed to issue Ms. Lynds 250,000 shares of our common stock, but have not done so as of December 14, 2007. Ms. Lynds may terminate the agreement at any time upon 14 days written notice to us, and we may terminate the agreement at any time upon one month’s written notice to Mr. Lynds.

On August 1, 2007 we entered into an employment agreement with Ralf D’Andrea pursuant to which we employ Mr. D’Andrea as Chief Geologist in exchange for compensation of $42,000 per year. In addition, where Mr. D’Andrea works in excess of 40 hours per week for us, he will be compensated at a consulting rate of $800 per day. The agreement may be terminated by either party upon 14 days written notice to the other

In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Results of Operations for the three months ended October 31, 2007 (and 2006) and for the period from January 19, 2006 (inception) to October 31, 2007

Our results of operations are presented below:

	Three Months Ended	Three Months Ended	Accumulated from May
	October 31, 2007	October 31, 2006	30, 2006 (Date of
			Inception) to October 31, 2007

Costs and Expenses:

General and Administrative	$ 145,201	15,091	211,263

Land Claim Fees	$ 164,804	–	164,804

Total Operating Expenses	$ 313,697	(15,595)	(649,267)

Net Loss	$ (313,697)	(19,148)	(633,674)

Loss per common share (basic and fully diluted)	$ -	-	-

Weighted average common shares outstanding	117,402,614	75,000,000	-

Lack of Revenue

Since our inception on May 30, 2006 to October 31, 2007, we had not yet earned any revenues. As of October 31, 2007, we have incurred total liabilities including stockholders deficiency of $105,466. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our July 31, 2007 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From May 30, 2006 (date of inception) to October 31, 2007, our total expenses were $649,267; our total expenses for the quarter ending October 31, 2007 were $313,697 compared with $15,595 for the same quarter last year, ending October 31, 2006. The major components of our expenses consist of a) general and administrative expenses ($145,201 for the three months ended October 31, 2007, compared to $15,091 for three months ended October 31, 2006) b) land claim fees ($164,804 for the three months ended October 31, 2007 compared to $nil for the three months ended October 31, 2006) c) bank charges ($214 for the three months ended October 31, 2007, compared to $176 for the three months ended October 31, 2006) and d) other miscellaneous expenses ($351 for the three months ended October 31, 2007, compared to $nil for the three months ended October 31, 2006).

For the three months ending October 31, 2007 our total operating expenses were $313,697 compared to $15,595 for the same period last year. The reason for the top heavy expenses in the most recently completed quarter is that we have recently changed our business focus from developing IPTV technology, to the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. In this way, we have incurred the majority of our operating expenses in the last few months as we have been concentrating our efforts on acquiring interests in mineral properties. During the most recent fiscal year we have also seen an increase in professional fees including accounting, legal and other consulting fees.

Our general and administrative expenses consisted of the following: filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), and marketing fees.

Net Losses

From May 30, 2006 (date of inception) to October 31, 2007, we incurred a net loss of $633,674. Our loss per share was nil for the period from May 30, 2006 (date of inception) to October 31, 2007.

For the three months ended October 31, 2007 we incurred a net loss of $313,697 compared to a net loss of $19,148 for the three months ended October, 31, 2006. Our net loss per share was $nil for the three months ended October 31, 2007.

Our net loss to date is primarily due to a lack of revenue associated with increased operating expenses as described above. We expect to continue to incur losses for at least another two years.

Liquidity and Capital Resources

As at October 31, 2007 we had cash in the amount of $102,245 and a working capital deficit of $314,964. This is in contrast to our cash position at the same time last year, October 31, 2006 when we had $3,997 of cash in the bank. As at October 31, 2007 our total assets were $105,466 and our total liabilities were $417,209. Our net loss per share was $nil.

Our net loss of $633,674 from inception on May 30, 2006 until October 31, 2007 was funded by a combination of equity and debt financing. From inception on May 30, 2006 until October 31, 2007 we have raised approximately $55,200 from the sale of our common stock.

On November 27, 2007 we issued 840,000 units, at $0.35 per unit, to various non-US investors. The issuance was exempt from registration pursuant to Regulation S. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one further share of our common stock, at an exercise price of $0.50 per share, exercisable for a period of 2 years. In connection with this private placement, we entered into a Finder’s Fee Agreement with Canaccord, pursuant to which certain fees and commissions were paid to Canaccord. The Finder’s Fee is disclosed as an exhibit below.

In terms of debt financing, we have been funded from the proceeds of notes from shareholders or other lenders, totaling $425,544 in aggregate to date. These notes are described further detail in the notes to our financial statements.

For the three months ending October 31, 2007 we used net cash of $312,613 in continuing operating activities and spent net cash of $3,221 in investing activities. For the three months ending October 31, 2007 we received net cash of $414,082 from financing activities. As at October 31, 2007 we had cash of $102,245 which will not cover our operating and investing activities for even one month according to our current burn rate.

This compares to our financial results for the three months ended October 31, 2006 when we had cash of $3,997 and a working capital surplus of $1,954. Our net loss of $19,148 for the three months ending October 31, 2006 was funded by a combination of equity and debt financing.

We used net cash of $10,336 in operations for the three months ended October 31, 2006, and net cash of $708 in investing activities. We received net cash of $328 from financing activities for the three months ended October 31, 2006.

We anticipate that we will incur substantial losses over the next 30 months without generating any revenue. We anticipate our total cash requirements over the next 12 months will be approximately $8,500,000 as set out in more detail above.

On November 27, 2007 we conducted an offering to raise capital in Canada pursuant to Regulation S of the Securities Act. Pursuant to this offering, we raised gross proceeds of $294,000. As we have not managed to raise the entire amount required pursuant to our business plan for the next 12 months, our development time will be extended until such time as the full amount can be obtained. Even if we are successful in obtaining the required funding, we will likely need to raise additional funds at the end of 12 months.

Future Financings

From the date of this Quarterly Report for the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing from third parties will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon the properties and our plan of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The effect of inflation on our revenue and operating results was not significant.

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

Critical Accounting Policies

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

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007, being the date of our second quarter end covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our quarter ended October 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ending October 31, 2007, we made no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Reorganization between Wave Uranium and the Registrant.(2)
2.2	Agreement of Sale between the Registrant and Alexandre Routkovski (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation changing name to Wave Uranium Holding (2)
3.4	Certificate of Amendment to Articles of Incorporation increasing authorized stock
10.1	Software Development and Consulting Agreement (1)
10.2	Employment Agreement with Dr. Johnson (2)
10.3	Employment Agreement with Mr. LeClerc(2)
10.4	Wilson Creek Agreement (3)
10.5	Finder’s Fee Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1) Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Quarterly Report.

(2) Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Quarterly Report.

(3) Filed with the Current Report on Form 8-K dated October 9, 2007 and incorporated by reference to this Quarterly Report.

14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wave Uranium Holding (Registrant)
Date: December 17, 2007	By:/s/ Cady L. Johnson
Cady L. Johnson, President, Chief Executive Officer and Director