Form 10-Q
period 2008-01-31
Wave Uranium Holding
filed 2008-03-17
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 000-52854 WAVE URANIUM HOLDING (Exact name of registrant as specified in its charter)

Nevada	71-1026782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive, Suite 228, Las Vegas, NV
(Address of principal executive offices)

(702) 939-8029
(Registrant’s telephone number, including area code)

     ______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2008 the Company had 71,034 shares of its common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

WAVE URANIUM HOLDING (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2008	July 31, 2007
ASSETS
Current Assets
Cash	$ 5,644	$ 3,997
		-
Total Current Assets	5,644	3,997
Capital Assets	1,417	-
Security Deposit	-	-
	-	0
Total Assets	$ 7,061	$ 3,997
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	$ -	$ 2,043
Notes Payable	474,067	-
Accrued Interest	16,483	-
Notes Payable Related Parties		-
Total Current Liabilities	490,550	2,043
Total Liabilities	$ 490,550	$ 2,043
Stockholders Equity
Common Stock .001 Par Value;
145,000,000 authorized
145,120,005 (2007) shares issued and outstanding	71,034	145,120
75,000,000 (2006) shares issued and outstanding
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding
Additional paid in capital	1,314,758	176,747
Defitcit Accumlated during the development stage	(1,869,281)	(319,913)
Total Stockholders Equity	(483,489)	1,954
Total Liabilities and Stockholders Equity	$ 7,061	$ 3,997

See notes accompanying to the consolidated financial statements

WAVE URANIUM HOLDING (A Development Stage Company) CONSOLIDATED STATEMENTS OF INCOME WAVE URANIUM HOLDING (UNAUDITIED)

	Three Months	Three Months	Six Months	Six Months	May 30, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008
Revenue	$ -	$ -			$ -
Expenses
General Selling and Adminstrative	147,150	7,221	290,405	25,703	358,413
Depreciation	-	142		279	73
Warrant Expense	740,840		740,840		740,840
Financing Expense	67,500		67,500		67,500
Bank Charges	46	45	254	240	616
Land Claim Fees	266,780	-	431,582		431,582
Impairment of Goodwill
Other Expenses		-	351	-
	1,222,316	7,408	1,530,932	26,222	1,599,024
Gain(Loss) on Operations	(1,222,316)	(7,408)	(1,530,932)	(26,222)	(1,599,024)
Other Income (expense)
Interest Expense	(13,355)	(330)	(16,482)	(658)	(17,444)
	(13,355)	(330)	(16,482)	(658)	(17,444)
Net Income (Loss) before provision for income tax	(1,235,671)	(7,738)	(1,547,414)	(26,880)	(1,616,468)
Provision for income tax	-	-
Net Income(Loss) from Continuing Operations	(1,235,671)	(7,738)	(1,547,414)	(26,880)	(1,616,468)
Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax		-	-	-	-
Net Income (Loss)	(1,235,671)	(7,738)	(1,547,414)	(26,880)	(1,616,468)
Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)
Discontinuted operations	-	-	-	-
Combined	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted Average Number of Common Shares	70,739,744	78,028,043	94,334,379	76,530,659

See notes accompanying to the consolidated financial statements

     Wave Uranium Holding
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months	May 30, 2006
	Ended	Ended	(Inception) through
	January 31, 2008	January 31, 2007	January 31, 2008
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$ (1,547,414)	$ (26,880)	$ (1,869,345)
Less: (Income) loss from discontinued
Operations			(15,593)
Net loss from continuing operations	(1,547,414)	(26,880)	(1,884,938)
Adustments:
Impairment of Goodwill warrants	740,840	-	740,840
Depreciation	1,804	279	1,804
Changes in assets & liabilities from continuing operations			-
Prepaids		214	-
Security Deposit		-	-
Accounts Payable	(2,043)	7,308	-
Accrued Expenses	14,529		16,483
Due Related Parties		1,910	2,128
Cash flow from operating activities by continuing operations	(792,284)	(17,169)	(857,016)
Cash Flow from investing activities	-
Purchase of fixed assets	(3,221)	(708)	(3,394)
Net cash provided by (used for) from investing activities	(3,221)	(708)	(3,394)
Cash Flow from Financing activities
Issue(Repay) Notes Payable	474,067	1,157	485,529
Issue of stock	323,085	50,200	378,285
Net cash provided by (used for) from financing activities	797,152	51,357	863,814
Effect of exchange Rate		202
Net cash used in continuing operations	1,647	33,682	3,404
Cash Flow from discontinued operations			2,240
Net change in cash	1,647	33,682	5,644
Beginning cash	3,997	16,849	-
Ending cash	$ 5,644	$ 50,531	$ 5,644
Schedule of Non-Cash Investing and Financing Activities
Supplemental Disclosures
Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

See accompanying notes to the consolidated financial statements

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008
(UNAUDITED)

(1) Summary of Significant Accounting Policies

Basis of Presentation.

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008
(UNAUDITED)

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

WAVE URANIUM HOLDING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 31, 2008 (UNAUDITED)

(2) Stock-Based Compensation

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

WAVE URANIUM HOLDING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 31, 2008 (UNAUDITED)

(3) New Pronouncements

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

WAVE URANIUM HOLDING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 31, 2008 (UNAUDITED)

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

WAVE URANIUM HOLDING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 31, 2008 (UNAUDITED)

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

WAVE URANIUM HOLDING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 31, 2008 (UNAUDITED)

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

(4) Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended January 31, 2008. The Company incurred a net loss of $ 1,235,671.

WAVE URANIUM HOLDING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 31, 2008 (UNAUDITED)

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

(5) Notes Payable

During the three months ended January 31, 2008 the company received a value of $ 59,985 in various notes payable. The term of all the notes is twelve months and the interest on all loans is 9% per annum. The company has accrued interest of $16,483, as of January 31, 2008. To date the Company has $474,067 in total notes payable. If the company obtains equity financing the notes become due prior to the twelve month period.

(6) Stockholders' Equity

During the three months ended January 31, 2008, the Company issued 914,000 shares of common stock through an equity financing. The shares were issued at $0.35 and there is also a half warrant attached. In addition the company issued agent warrants associated with the transaction. The number of warrants issued was 548,000, all with a three year term and exercisable at $0.50. Because the warrants have no maintenance feature they have all been expensed as of January 31, 2008.

On September 28, 2007 the company received 75,000,000 shares of common stock from a shareholder. The board of director’s of the Company met and subsequently cancelled the shares. As of January 31, 2008 there are 71,034,005 shares of common stock issued and outstanding.

(7) Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Introduction

We were incorporated as a Nevada company on May 30, 2006, under our previous name Iron Link Ltd. In June 2007, we underwent a corporate reorganization and restructuring which resulted in a change of management and us changing our name to Wave Uranium Holding. Additionally we acquired a wholly owned subsidiary called “Wave Uranium”.

On September 20, 2007, we entered into a mining option agreement with Handley Minerals, Inc. a Nevada company, pursuant to which we acquired an option to purchase a 100% undivided interest in the Wilson Creek project which consists of ten claims situated in the country of Gila in the State of Arizona. Also in September 2007, we located an additional 153 mineral claims in Gila County, Arizona.

Between September and December 2007, we acquired 1,327 mineral claims in Grant County, Utah for costs to us of approximately $330,000. As a result of our activities relating to the acquisition of rights to Wilson Creek and mineral claims in Utah, as well as our active development of our plan of exploration we are no longer a shell company as defined in Rule 12b-2 of the Exchange Act.

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

Gila County Claims

On September 21, 2007 we located 153 claims in seven blocks in Gila County, Arizona, covering an area of approximately 3,152 acres. We paid approximately $60,000 to acquire these claims. The payment included expenses related to acquiring the claims through a claims staking service agency, and fees which we were required to pay to the Bureau of Land Management (the “BLM”). We will also have to pay an annual fee of approximately $175 per claim, per year to the BLM and approximately $15 per claim, per year to Gila County to maintain these claims.

Grand County

In September of 2007 we successfully located 1,327 mineral claims in Grand County, Utah, covering an area of approximately 27,400 acres. We paid approximately $430,000 in filing fees and field operations costs to locate these claims. We will be required to pay an annual fee of approximately $175 per claim, per year to the BLM and approximately $15 per claim, per year to Grand County to maintain these claims.

Utah State Leases

Between October1 and November 1, 2007, we acquired five state leases in Grand and Emery Counties of Utah. These leases cover approximately 6,415 acres. We paid approximately $7,200 to acquire these leases and are required to pay approximately $1 per acre, per year to maintain these claims.

We are a development stage company. The Wilson Creek, Gila County, Grand County and Utah State Leases are at the exploration stage and there is no assurance that they contain a commercially viable ore body. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of the properties is determined. We plan to undertake such further exploration, however it is anticipated that significant additional financing will be required in order to do so, and there is no assurance that the necessary financing will be obtainable in the future. Even if the financing is obtained, there is no assurance that further exploration will result in a final evaluation that a commercially viable uranium or other mineral deposit exists at any of our mineral properties.

As of November 23, 2007 we have generated no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues in the short term, even if our exploration program indicates that a mineral deposit may exist on the Wilson Creek Property or the [Utah Claims]. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

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

2. As appropriate, enter into joint ventures with other companies exploring the same sedimentary environments in the region.

3. Acquire such data sets, public or private, as may be available in our areas of interest.

4. Focus on subsurface exploration by drilling relatively deep targets in unexplored channel environments,

In order to carry out our preliminary exploration program as described above, we will need to carry out helicopter radiometric surveys, radon surveys, stream-sediment surveys, and/or exploration drilling on our properties. We anticipate that the preliminary exploration program will last approximately 270 days. During this time, we anticipate incurring $3,000,000 in direct labour expenses, field and capital equipment expenses

Overall, our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts we intend to spend developing and commercializing secondary services such as the exploration database, and amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Payment towards acquisition of the Wilson Creek property	$ 50,000 (1)
Exploration of the Wilson Creek property and Gila County Claims	$ 350,000
Exploration of Grand County Claims and Utah State Leases	$2,600,000
Exploration of Utah State Leases	$500,000
Acquisition of land parcels, (and ancillary development of Exploration Database)	$ 750,000
Commence advanced stage exploration of 1 or 2 wholly owned land packages	$6,000,000
General and Administrative Expenses	$ 200,000
Total	$ 8,850,000

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

As of January 31, 2007, we had approximately $5,477 in cash in our bank accounts. Based on our planned expenditures as outlined above, we require additional capital of approximately $5,000,000 to proceed with our plan of operations over the next twelve months. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the Wilson Creek property, Gila County claims, the Grand County, Utah claims the Utah State leases, and our stated plan to acquire other mineral concessions or land parcels, as described in our plan of operations above, we do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Results of Operations for the three months ended January 31, 2008 and 2007 and for the period from May 30, 2006 (inception) to January 31, 2008

Our results of operations are presented below:
	Three Months Ended	Three Months Ended	Accumulated from May
	January 31, 2008	January 31, 2007	30, 2006 (Date of Inception) to January 31, 2007
Costs and Expenses:
General and Administrative	$ 147,150	$ 7,221	$ 358,413
Land Claim Fees	$ 266,780	$ –	$ 431,582
Total Operating Expenses	$ 1,222,316	$ 7,408	$ 1,599,024
Net Loss	$ (1,235,671)	$(7,738)	$(1,616,468)
Loss per common share (basic and fully diluted)	$ (0.02)	$(0.00)	-
Weighted average common shares outstanding	70,739,744	78,028,043	-

Lack of Revenue

Since our inception on May 30, 2006 to January 31, 2008, we had not yet earned any revenues. As of January 31, 2008, we have incurred total liabilities of $490,550 and our accumulated deficit is $1,869,281. At this time, our ability to generate any significant revenues continues to be uncertain. Our auditor's report, dated October 29, 2007, included in our July 31, 2007 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From May 30, 2006 (date of inception) to January 31, 2008, our total expenses were $1,599,024; our total expenses for the three months ended January 31, 2008 were $1,222,316 compared with $7,408 for the three month period ended January 31, 2007. The major components of our expenses consist of a) general and administrative expenses ($147,150 for the three months ended January 31, 2008, compared to $7,221 for three months ended January 31, 2007) b) land claim fees ($266,780 for the three months ended January 31, 2008 compared to $nil for the three months ended January 31, 2007) c) Warrant Expense ($740,840 for the three months ended January 31, 2008 compared to $nil for the three months ended January 31, 2007) d) Financing Expense ($67,500 for the three months ended January 31, 2008 compared to $nil for the three months ended January 31, 2007) and e) bank charges ($46 for the three months ended January 31, 2008, compared to $45 for the three months ended January 31, 2007).

For the three months ending January 31, 2008 our total operating expenses were $1,222,316 compared to $7,408 for the same period last year. The reason for the top heavy expenses in the most recently completed quarter is that we have recently changed our business focus from developing IPTV technology, to the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. Additionally we have issued and expensed warrants in association with a financing completed in December. In this way, we have incurred the majority of our operating expenses in the last few months as we have been concentrating our efforts on acquiring interests in mineral properties. During the most recent fiscal year we have also seen an increase in professional fees including accounting, legal and other consulting fees.

Our general and administrative expenses consisted of the following: filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), and marketing fees.

Net Losses

From May 30, 2006 (date of inception) to January 31, 2008, we incurred a net loss of $1,616,468. Our loss per share was $nil for the period from May 30, 2006 (date of inception) to January 31, 2008.

For the three months ended January 31, 2008 we incurred a net loss of $1,235,671 compared to a net loss of $7,738 for the three months ended January 31, 2007. Our net loss per share was $(0.02) for the three months ended January 31, 2008 as compared to $nil for the three months ended January 31, 2007.

Our net loss to date is primarily due to a lack of revenue associated with increased operating expenses as described above. We expect to continue to incur losses for at least another two years.

Results of Operations for the six months ended January 31, 2008 and 2007 and for the period from May 30, 2006 (inception) to January 31, 2008

Our results of operations are presented below:
	Six Months Ended	Six Months Ended	Accumulated from May
	January 31, 2008	January 31, 2007	30, 2006 (Date of Inception) to January 31, 2007
Costs and Expenses:
General and Administrative	$ 290,405	$ 25,703	$ 358,413
Land Claim Fees	$ 431,582	$ –	$ 431,582
Total Operating Expenses	$ 1,530,932	$ 26,222	$ 1,599,024
Net Loss	$ (1,547,414)	$(26,880)	$(1,616,468)
Loss per common share (basic and fully diluted)	$ (0.02)	$(0.00)	-
Weighted average common shares outstanding	94,334,379	76,530,659	-

Lack of Revenue

Since our inception on May 30, 2006 to January 31, 2008, we had not yet earned any revenues. As of January 31, 2008, we have incurred total liabilities of $490,550 and our accumulated deficit is $1,869,281. At this time, our ability to generate any significant revenues continues to be uncertain. Our auditor's report, dated October 29, 2007, included in our July 31, 2007 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From May 30, 2006 (date of inception) to January 31, 2008, our total expenses were $1,599,024; our total expenses for the six months ended January 31, 2008 were $1,530,932 compared with $26,222 for the six month period ended January 31, 2007. The major components of our expenses consist of a) general and administrative expenses ($290,405 for the six months ended January 31, 2008, compared to $25,703 for six months ended January 31, 2007) b) land claim fees ($431,582 for the six months ended January 31, 2008 compared to $nil for the six months ended January 31, 2007) c) Warrant Expense ($740,840 for the six months ended January 31, 2008 compared to $nil for the six months ended January 31, 2007) d) Financing Expense ($67,500 for the six months ended January 31, 2008 compared to $nil for the six months ended January 31, 2007) and e) bank charges ($254 for the six months ended January 31, 2008, compared to $240 for the six months ended January 31, 2007).

For the six months ending January 31, 2008 our total operating expenses were $1,530,932 compared to $26,222 for the same period last year. The reason for the top heavy expenses in the most recently completed quarter is that we have recently changed our business focus from developing IPTV technology, to the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. Additionally we have issued and expensed warrants in association with a financing completed in December In this way, we have incurred the majority of our operating expenses in the last few months as we have been concentrating our efforts on acquiring interests in mineral properties. During the most recent fiscal year we have also seen an increase in professional fees including accounting, legal and other consulting fees.

Our general and administrative expenses consisted of the following: filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), and marketing fees.

Net Losses

From May 30, 2006 (date of inception) to January 31, 2008, we incurred a net loss of $1,616,468. Our loss per share was $nil for the period from May 30, 2006 (date of inception) to January 31, 2008.

For the six months ended January 31, 2008 we incurred a net loss of $1,547,414 compared to a net loss of $26,880 for the six months ended January 31, 2007. Our net loss per share was $(0.02) for the six months ended January 31, 2008 as compared to $nil for the six months ended January 31, 2007.

Our net loss to date is primarily due to a lack of revenue associated with increased operating expenses as described above. We expect to continue to incur losses for at least another two years.

Liquidity and Capital Resources

As at January 31, 2008 we had cash in the amount of $5,644 and a working capital deficit of $483,489. This is in contrast to our cash position at the same time last year, January 31, 2007 when we had $50,531 of cash in the bank. As at January 31, 2008 our total assets were $105,466 and our total liabilities were $417,209. Our net loss per share was $(0.02) .

Our net loss of $1,616,468 from inception on May 30, 2006 until January 31, 2008 was funded by a combination of equity and debt financing. From inception on May 30, 2006 until January 31, 2008 we have raised approximately $323,085 from the sale of our common stock.

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

In terms of debt financing, we have been funded from the proceeds of notes from shareholders or other lenders, totaling $474,067 in aggregate to date. These notes are described further detail in the notes to our financial statements.

For the six months ending January 31, 2008 we used net cash of $792,284 in continuing operating activities and spent net cash of $3,221 in investing activities. For the six months ending January 31, 2007 we received net cash of $797,152 from financing activities. As at January 31, 2008 we had cash of $5,644 which will not cover our operating and investing activities for even one month according to our current burn rate.

This compares to our financial results for the six months ended January 31, 2007 when we had cash of $50,351 and a working capital surplus of $1,954. Our net loss of $26,880 for the six months ending January 31, 2007 was funded by a combination of equity and debt financing.

We used net cash of $17,169 in operations for the six months ended January 31, 2007, and net cash of $708 in investing activities. We received net cash of $51,357 from financing activities for the six months ended January 31, 2007.

We anticipate that we will incur substantial losses over the next 30 months without generating any revenue. We anticipate our total cash requirements over the next 12 months will be approximately $8,850,000, as set out in more detail above.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of January 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE URANIUM HOLDING

Date: March 17, 2008	By: /s/ Cady L. Johnson Cady L. Johnson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 17, 2008	By: /s/ Christopher J. LeClerc Christopher J. LeClerc Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)