Form 10QSB
period 2008-04-30
Wave Uranium Holding
filed 2008-06-16
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of June 12, 2008 the Company had 74,952,810 shares of its common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes☐  No☒

WAVE URANIUM HOLDING

FORM 10-QSB

For the Quarterly Period Ended April 30, 2008

WAVE URANIUM HOLDING
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2008	July 31, 2007
ASSETS
Current Assets
Cash	$ 480,464	$ 3,997
Deferred Finance Charge	68,750	-
Total Current Assets	549,214	3,997
Capital Assets	1,415	-
	-	0
Total Assets	$ 550,629	$ 3,997
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	$ -	$ 2,043
Notes Payable	119,985	-
Accrued Interest	31,963	-
Current Portion of Debt Discount	(585,536)
Current Portion of Long Term Debt	585,536	-
Total Current Liabilities	151,948	2,043
Long Term Liabilities
Debt Discount	$ (549,188)
Long Term Debt	976,964
Equity Obligations	1,249,500
Total Long Term Debt	$ 1,677,276	$ -
Total Liabilities	$ 1,829,224	$ 2,043
Stockholders Equity
Common Stock .001 Par Value;
150,000,000 authorized
145,120,005 (2007) and 74,952,810 (through April 30, 2008) Shares	74,952	145,120
issued and outstanding
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding
Additional paid in capital	2,539,921	176,747
Defitcit Accumlated during the development stage	(3,893,468)	(319,913)
Total Stockholders Equity	(1,278,595)	1,954
Total Liabilities and Stockholders Equity	$ 550,629	$ 3,997

WAVE URANIUM HOLDING (A Development Stage Company) CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008
Revenue	$ -	$ -			$ -
Expenses
General Selling and Adminstrative	661,821	32,653	952,226	58,356	1,020,630
Depreciation	-	141		420	73
Warrant Expense	-		740,840		740,840
Financing Expense			67,500		67,500
Original Issue Discount	312,500		312,500		312,500
Bank Charges	313	61	567	301	929
Land Claim Fees	60,000	-	491,582		491,582
Non Cash Compensation	855,000		855,000		855,000
Amortization of Debt Discount	114,776		114,776		114,776
Amortization of Deferred Finance Charges	6,250		6,250		6,250
Impairment of Goodwill					266,667
Other Expenses		-	351	-	351
	2,010,660	32,855	3,541,592	59,077	3,877,098
Gain(Loss) on Operations	(2,010,660)	(32,855)	(3,541,592)	(59,077)	(3,877,098)
Other Income (expense)
Interest Expense	(15,481)	(296)	(31,963)	(954)	(31,963)
	(15,481)	(296)	(31,963)	(954)	(31,963)
Net Income (Loss) before provision for income tax	(2,026,141)	(33,151)	(3,573,555)	(60,031)	(3,909,061)
Provision for income tax	-	-
Net Income(Loss) from Continuing Operations	(2,026,141)	(33,151)	(3,573,555)	(60,031)	(3,909,061)
Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax		-	-	-	15,593
Net Income (Loss)	(2,026,141)	(33,151)	(3,573,555)	(60,031)	(3,893,468)
Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$ (0.03)	$ (0.00)	$ (0.05)	$ (0.00)
Discontinuted operations	-	-	-	-
Combined	$ (0.03)	$ (0.00)	$ (0.05)	$ (0.00)
Weighted Average Number of Common Shares	73,093,248	105,120,000	69,338,504	85,722,195
See notes accompanying to the consolidated financial statements

Wave Uranium Holding (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	(Inception) through
	April 30, 2008	April 30, 2007	April 30, 2008
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$ (3,573,555)	$ (60,031)	$ (3,893,468)
Less: (Income) loss from discontinued Operations	-		(15,593)
Net loss from continuing operations	(3,573,555)	(60,031)	(3,909,061)
Adustments:
Non Cash Compensation	855,000		855,000
Impairment of goodwill	-	-	266,667
Amortization	121,027	-	121,027
Depreciation	1,804	420	1,804
Issue Warants	740,840		740,840
Changes in assets & liabilities from
continuing operations
Deferred Financing Fees	(75,000)		(75,000)
Prepaids	-	(786)
Accounts Payable	(90)	13,895
Accrued Expenses	30,010		31,964
Due Related Parties	-	791	2,128
Cash flow from operating activities
by continuing operations	(1,899,964)	(45,711)	(1,964,631)
Cash Flow from investing activities
Purchase of fixed assets	(3,221)	(708)	(3,394)
Net cash provided by (used for) from investing activities	(3,221)	(708)	(3,394)
Cash Flow from Financing activities
Issue(Repay) Notes Payable	2,056,567	(8,547)	2,068,029
Issue of stock	323,085	50,200	378,285
Net cash provided by (used for) from financing activities	2,379,652	41,653	2,446,314
Effect of exchange Rate		(228)	-
Net cash used in continuing operations	476,467	(4,994)	478,289
Cash Flow from discontinued operations	-		2,175
Net change in cash	476,467	(4,994)	480,464
Beginning cash	3,997	16,849	-
Ending cash	$ 480,464	$ 11,855	$ 480,464
Schedule of Non-Cash Investing and Financing Activities
Supplemental Disclosures
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
See accompanying notes to the consolidated financial statements

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
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

Nature of Operations

The overarching objectives of Wave Uranium Holding (“Wave”, the “Company”) are to acquire land positions in areas of significant uranium resource potential by a systematic and rational screening process, then explore and develop those properties to produce uranium ore. Wave recognizes two key components to a productive exploration program, 1) geologic models that can be tested by drilling and developed into predictive tools, and 2) effective database management. Geologic models (of sandstone-type deposits, for example) involve a combination of sedimentology of the host rock, mineralogic indicators of alteration history, paleohydrologic constraints, and much more. These models, or guiding concepts, must be grounded in actual data and fact, requiring effective feedback from an appropriately structured information management system if they are to be applied on a regional basis. Sound decisions on land acquisitions, disposition of held properties, and subsurface targeting are fundamentally dependent on the vision of the exploration geologist and his/her ability to process essential information that can be massive in scope and content. Wave seeks to minimize the financial burden of land acquisitions from external parties, choosing instead to develop exploration plays in-house.

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
April 30, 2008
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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2008.

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2) Stock-Based Compensation

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

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

This Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended April 30, 2008, the Company incurred a net loss of $ 2,026,141.

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

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(5) Notes Payable

During the three months ended April 30th, 2008 the company converted a total of 374,082 of its notes payable in to common stock. The Company converted the notes at $0.35, as such the Company issued 1,068,000 shares of its common stock. To date the Company has $119,985 in total notes payable. If the Company obtains equity financing the notes become due prior to the twelve month period.

(6) Long Term Debt

On March 20, 2007, the Company entered into a securities purchase agreement (the “Agreement”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the “Debentures”). The Debentures bear interest at 8% and mature twenty-four months from the date of issuance. The Debentures will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 (“Initial Conversion Price”).

     In connection with the Agreement, each Investor received a warrant to purchase such number of shares of common stock equal to their subscription amount divided by the Initial Conversion Price (“Warrants”). Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.30. The investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

     The conversion price of the Debentures and the exercise price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

     The full principal amount of the Debentures is due upon default under the terms of Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company. If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company’s common stock for the 20 trading days prior to the applicable monthly redemption date.

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

     At any time after the effectiveness of the registration statement described below, the Company may, upon written notice, redeem the Debentures in cash at 115% of the then outstanding principal amount of the Debentures provided, among other things, that (i) the volume weighted average price (“VWAP”) for any 20 consecutive trading days exceeds $0.50, (ii) a registration statement must be effective on such redemption date and available for use by the Investors and (iii) the Company has satisfied all conditions under the transaction documents.

     Each of the Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Debentures such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

     The Company is obligated to file a registration statement registering the resale of shares of (i) the Common Stock issuable upon conversion of the Debentures, (ii) the Common Stock issuable upon exercise of the Warrants, and (iii) the shares of common stock issuable as payment of interest on the Debenture. If the registration statement is not filed within 45 days from the final closing, or declared effective within 105 days thereafter (120 days if the registration statement receives a review by the SEC), the Company is obligated to pay the investors certain fees in the amount of 2% of the total purchase price of the Debentures, per month, and the obligations may be deemed to be in default.

Additionally the company has shown the current portion of the debt in current liabilities, also the company has discounted the note under the interest method and will amortize the debt discount over the life of the loan. During the three months ended April 30, 2008 the company amortized $114,776 of the debt discount as well as $6,250 in deferred finance charges.

(7) Stockholders' Equity

During the three months ended April 30, 2008, the Company issued 3,918, 805 shares of common stock for consulting services and conversions of the notes payable (see notes payable). On September 28, 2007 the Company received 75,000,000 shares of common stock from a shareholder. The board of director’s of the Company met and subsequently cancelled the shares. As of April 30, 2008 there are 74,952,810 shares of common stock issued and outstanding.

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(UNAUDITED)

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

Recent Developments

On March 20, 2007, the Company entered into a securities purchase agreement (the “Agreement”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the “Debentures”). The Debentures bear interest at 8% and mature twenty-four months from the date of issuance. The Debentures will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 (“Initial Conversion Price”).

     In connection with the Agreement, each Investor received a warrant to purchase such number of shares of common stock equal to their subscription amount divided by the Initial Conversion Price (“Warrants”). Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.30. The investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

     The conversion price of the Debentures and the exercise price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

     The full principal amount of the Debentures is due upon default under the terms of Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company. If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company’s common stock for the 20 trading days prior to the applicable monthly redemption date.

     At any time after the effectiveness of the registration statement described below, the Company may, upon written notice, redeem the Debentures in cash at 115% of the then outstanding principal amount of the Debentures provided, among other things, that (i) the volume weighted average price (“VWAP”) for any 20 consecutive trading days exceeds $0.50, (ii) a registration statement must be effective on such redemption date and available for use by the Investors and (iii) the Company has satisfied all conditions under the transaction documents.

     Each of the Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Debentures such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

     The Company is obligated to file a registration statement registering the resale of shares of (i) the Common Stock issuable upon conversion of the Debentures, (ii) the Common Stock issuable upon exercise of the Warrants, and (iii) the shares of common stock issuable as payment of interest on the Debenture. If the registration statement is not filed within 45 days from the final closing, or declared effective within 105 days thereafter (120 days if the registration statement receives a review by the SEC), the Company is obligated to pay the investors certain fees in the amount of 2% of the total purchase price of the Debentures, per month, and the obligations may be deemed to be in default.

Additionally the company has shown the current portion of the debt in current liabilities, also the company has discounted the note under the interest method and will amortize the debt discount over the life of the loan. During the three months ended April 30, 2008 the company amortized $114,776 of the debt discount as well as $6,250 in deferred finance charges.

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

Utah State Leases

Between October 1 and November 1, 2007, we acquired five state leases in Grand and Emery Counties of Utah. These leases cover approximately 6,415 acres. We paid approximately $7,200 to acquire these leases and are required to pay approximately $1 per acre, per year to maintain these claims.

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

As of November 23, 2007 we have generated no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues in the short term, even if our exploration program indicates that a mineral deposit may exist on the Wilson Creek Property or the Utah Claims. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

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

As of April 30, 2008, we had approximately $480,464 in cash in our bank accounts. Based on our planned expenditures as outlined above, we require additional capital of approximately $5,000,000 to proceed with our plan of operations over the next twelve months. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties.

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

Results of Operations for the three months ended April 30, 2008 and 2007 and for the period from May 30, 2006 (inception) to April 30, 2008

Our results of operations are presented below:
	Three Months Ended	Three Months Ended	Accumulated from May
	April 30, 2008	April 30, 2007	30, 2006 (Date of
			Inception) to April 30,
			2008
Costs and Expenses:
General and Administrative	$ 661,821	$ 32,653	$ 1,020,630
Depreciation	$ –	$ 141	$ 73
Warrant Expense	$ –	$ –	$740,840
Financing Expense	$ –	$ –	$67,500
Original Issue Discount	$ 312,500	$ –	$312,500
Bank Charges	$ 313	$ 61	$929
Land Claim Fees	$ 266,780	$ –	$ 491,582
Non Cash Compensation	$ 855,000	$ –	$ 855,000
Amortization of Debt Discount	$ 114,776	$ –	$ 114,776
Amortization of Deferred Financing Charges	$ 6,250	$ –	$ 6,250
Impairment of Goodwill	$ –	$ –	$266,667
Other Expenses	$ –	$ –	$351
Total Operating Expenses	$ 2,010,660	$ 32,855	$ 3,877,098
Net Loss	$ (2,026,141)	$(33,151)	$(3,909,061)
Loss per common share (basic and fully diluted)	$ (0.03)	$(0.00)	-
Weighted average common shares outstanding	73,093,248	105,120,000	-

Lack of Revenue

Since our inception on May 30, 2006 to April 30, 2008, we had not yet earned any revenues. As of April 30, 2008, we have incurred total liabilities of $1,829,224 and our accumulated deficit is $3,893,468. At this time, our ability to generate any significant revenues continues to be uncertain. Our auditor's report, dated October 29, 2007, included in our July 31, 2007 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From May 30, 2006 (date of inception) to April 30, 2008, our total expenses were $3,877,098; our total expenses for the three months ended April 30, 2008 were $2,010,660 compared with $32,855 for the three month period ended April 30, 2007. The major components of our expenses consist of a) general and administrative expenses ($661,821 for the three months ended April 30, 2008, compared to $32,653 for three months ended April 30, 2007) b) original issue discount ($312,500 for the three months ended April 30, 2008, compared to $0 for the three months ended April 30, 2007), c) bank charges ($313 for the three months ended April 30, 2008, compared to $61 for three months ended April 30, 2007) d) land claim fees ($60,000 for the three months ended April 30, 2008 compared to $0 for the three months ended April 30, 2007) e) Non Cash Compensation ($855,000 for the three months ended April 30, 2008 compared to $0 for the three months ended April 30, 2007) f) Amortization of Debt Discount ($114,776 for the three months ended April 30, 2008 compared to $0 for the three months ended April 30, 2007) and g) Amortization of Deferred Financing Charges ($6,250 for the three months ended April 30, 2008, compared to $0 for the three months ended April 30, 2007).

For the three months ending April 30, 2008 our total operating expenses were $2,010,660 compared to $32,855 for the same period last year. The reason for the top heavy expenses in the most recently completed quarter is that we have recently changed our business focus from developing IPTV technology, to the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. Additionally we have issued and expensed debentures warrants in association with a financing completed in March 2008. In this way, we have incurred the majority of our operating expenses in the last few months as we have been concentrating our efforts on acquiring interests in mineral properties. During the most recent fiscal year we have also seen an increase in professional fees including accounting, legal and other consulting fees.

Our general and administrative expenses consisted of the following: filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), and marketing fees.

Net Losses

From May 30, 2006 (date of inception) to April 30, 2008, we incurred a net loss of $3,893,468. Our loss per share was $0for the period from May 30, 2006 (date of inception) to April 30, 2008.

For the three months ended April 30, 2008 we incurred a net loss of $2,026,141 compared to a net loss of $33,151 for the three months ended April 30, 2007. Our net loss per share was $(0.03) for the three months ended April 30, 2008 as compared to $(0.00) for the three months ended April 30, 2007.

Our net loss to date is primarily due to a lack of revenue associated with increased operating expenses as described above. We expect to continue to incur losses for at least another two years.

Results of Operations for the nine months ended April 30, 2008 and 2007 and for the period from May 30, 2006 (inception) to April 30, 2008

Our results of operations are presented below:
	Nine Months Ended	Nine Months Ended	Accumulated from May
	April 30, 2008	April 30, 2007	30, 2006 (Date of
			Inception) to April 30,
			2008
Costs and Expenses:
General and Administrative	$ 952,226	$ 32,653	$ 1,020,630
Depreciation	$ –	$ 141	$ 73
Warrant Expense	$ 740,840	$ –	$740,840
Financing Expense	$ 67,500	$ –	$67,500
Original Issue Discount	$ 312,500	$ –	$312,500
Bank Charges	$ 567	$ 61	$929
Land Claim Fees	$ 491,582	$ –	$ 491,582
Non Cash Compensation	$ 855,000	$ –	$ 855,000
Amortization of Debt Discount	$ 114,776	$ –	$ 114,776
Amortization of Deferred Financing Charges	$ 6,250	$ –	$ 6,250
Impairment of Goodwill	$ –	$ –	$266,667
Other Expenses	$ 351	$ –	$351
Total Operating Expenses	$ 3,541,592	$ 32,855	$ 3,877,098
Net Loss	$ (3,573,555)	$(33,151)	$(3,909,061)
Loss per common share (basic and fully diluted)	$ (0.05)	$(0.00)	-
Weighted average common shares outstanding	69,338,504	85,722,195	-

Lack of Revenue

Since our inception on May 30, 2006 to April 30, 2008, we had not yet earned any revenues. As of April 30, 2008, we have incurred total liabilities of $1,829,224 and our accumulated deficit is $3,893,468. At this time, our ability to generate any significant revenues continues to be uncertain. Our auditor's report, dated October 29, 2007, included in our July 31, 2007 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From May 30, 2006 (date of inception) to April 30, 2008, our total expenses were $3,877,098; our total expenses for the nine months ended April 30, 2008 were $3,541,592 compared with $59,077 for the nine month period ended April 30, 2007. The major components of our expenses consist of a) general and administrative expenses ($952,226 for the nine months ended April 30, 2008, compared to $58,356 for nine months ended April 30, 2007) b) original issue discount ($312,500 for the nine months ended April 30, 2008, compared to $0 for the nine months ended April 30, 2007), c) bank charges ($567 for the nine months ended April 30, 2008, compared to $301 for nine months ended April 30, 2007) d) land claim fees ($491,582 for the nine months ended April 30, 2008 compared to $0 for the nine months ended April 30, 2007) e) Non Cash Compensation ($855,000 for the nine months ended April 30, 2008 compared to $0 for the nine months ended April 30, 2007) f) Amortization of Debt Discount ($114,776 for the nine months ended April 30, 2008 compared to $0 for the nine months ended April 30, 2007) g) Amortization of Deferred Financing Charges ($6,250 for the nine months ended April 30, 2008, compared to $0 for the nine months ended April 30, 2007) h) warrant expense ($740,840 for the nine months ended April 30, 2008, compared to $0 for the nine months ended April 30, 2007) i) financing expense ($67,500 for the nine months ended April 30, 2008, compared to $0 for the nine months ended April 30, 2007) and j) other expenses ($351 for the nine months ended April 30, 2008, compared to $0 for the nine months ended April 30, 2007)

For the nine months ending April 30, 2008 our total operating expenses were $3,541,592 compared to $59,077 for the same period last year. The reason for the top heavy expenses in the most recently completed quarter is that we have recently changed our business focus from developing IPTV technology, to the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. Additionally we have issued and expensed debentures warrants in association with a financing completed in March 2008. In this way, we have incurred the majority of our operating expenses in the last few months as we have been concentrating our efforts on acquiring interests in mineral properties. During the most recent fiscal year we have also seen an increase in professional fees including accounting, legal and other consulting fees.

Our general and administrative expenses consisted of the following: filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), and marketing fees.

Net Losses

From May 30, 2006 (date of inception) to April 30, 2008, we incurred a net loss of $3,909,061. Our loss per share was $0.00 for the period from May 30, 2006 (date of inception) to April 30, 2008.

For the nine months ended April 30, 2008 we incurred a net loss of $3,573,555 compared to a net loss of $60,031 for the six months ended April 30, 2007. Our net loss per share was $(0.05) for the nine months ended April 30, 2008 as compared to $(0.00) for the nine months ended April 30, 2007.

Our net loss to date is primarily due to a lack of revenue associated with increased operating expenses as described above. We expect to continue to incur losses for at least another two years.

Liquidity and Capital Resources

As at April 30, 2008 we had cash in the amount of $480,464 and a working capital surplus of $398,681. This is in contrast to our cash position at the same time last year, April 30, 2007 when we had $11,855 of cash in the bank. As at April 30, 2008 our total assets were $550,629 and our total liabilities were $1,829,224. Our net loss per share was $(0.05) for the nine months ended April 30, 2008.

Our net loss of $3,893,468 from inception on May 30, 2006 until April 30, 2008 was funded by a combination of equity and debt financing. From inception on May 30, 2006 until April 30, 2008 we have raised approximately $323,085 from the sale of our common stock and $1,250,000 from the sale of convertible debentures.

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

In terms of debt financing, we have been funded from the proceeds of notes from shareholders or other lenders, totaling $474,067 in aggregate to date. These notes are described further detail in the notes to our financial statements. On March 20, 2007, the Company entered into a securities purchase agreement with accredited investors pursuant to which the investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the “Debentures”). The Debentures bear interest at 8% and mature twenty-four months from the date of issuance. The Debentures will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 (“Initial Conversion Price”).

In connection with the Agreement, each Investor received a warrant to purchase such number of shares of common stock equal to their subscription amount divided by the Initial Conversion Price (“Warrants”). Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.30. The investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

For the nine months ending April 30, 2008 we used net cash of $1,899,964 in continuing operating activities and spent net cash of $3,221 in investing activities. For the nine months ending April 30, 2007 we received net cash of $2,379,652 from financing activities. As at April 30, 2008 we had cash of $480,464 which will not cover our operating and investing activities for even one month according to our current burn rate.

This compares to our financial results for the nine months ended April 30, 2007 when we had cash of $11,855. Our net loss of $60,031 for the nine months ending April 30, 2007 was funded by a combination of equity and debt financing.

We used net cash of $45,711 in operations for the nine months ended April 30, 2007, and net cash of $708 in investing activities. We received net cash of $708 from financing activities for the nine months ended April 30, 2007.

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2008.

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

As of April 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2008, the Company issued 1,068,805 shares of common stock upon conversion of notes in the aggregate principal amount of $ 374,082. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 22, 2008, the Company issued 250,000 shares of common stock to Sichenzia Ross Friedman Ference LLP for legal services rendered. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 22, 2008, the Company issued 1,000,000 to Cady Johnson, our President, pursuant to the terms of his employment agreement. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 22, 2008, the Company issued 1,500,000 to Christopher J. LeClerc, our Chief Financial Officer, pursuant to the terms of his employment agreement. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 22, 2008, the Company issued 100,000 shares of common stock to James Burns for consulting services rendered. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE URANIUM HOLDING

Date: June 16, 2008	By: /s/ Cady L. Johnson Cady L. Johnson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 16, 2008	By:/s/ Christopher J. LeClerc Christopher J. LeClerc Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)