Form 10-K
period 2008-07-31
Wave Uranium Holding
filed 2008-11-12
CIK 1370816

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

xAnnual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended July 31, 2008

o Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from __________ to _________

Commission file number: 333-137613

WAVE URANIUM HOLDING
 (Name of small business issuer in its charter)

Nevada	71-1026782
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No).

5348 Vegas Drive, Suite 228, Las Vegas, NV	89108
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 939-8029

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  Yes ☐ No☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of October 27, 2008 was $104,121 based on a closing sale price of $0.0032 on October 27, 2008.

The number of shares outstanding of the issuer's classes of Common Stock as of October 27, 2008 is 75,037,810 shares

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

Item 1. DESCRIPTION OF BUSINESS

In this Annual Report, when we say “we”, “us”, “our” we are referring to Wave Uranium Holding and our wholly owned subsidiary, Wave Uranium.

We were originally organized under the name Iron Link Ltd. on May 31, 2006 to test and develop IPTV based ethnic media services. We raised $48,192 in a registered public offering from the sale of 30,120,000 shares of common stock, but expended these funds without being able to attain revenues. In June 2007 we lacked the cash to further develop our business and had negative stockholders’ equity. Management agreed to sell its 75,000,000 shares of common stock to Norman Meier on June 18, 2007, and the IPTV assets were disposed of. Concurrently with the sale of shares, and immediately prior to the disposal of the IPTV assets, we issued 40,000,005 shares of common stock to Norman Meier to acquire Wave Uranium, a Nevada corporation. On June 22, 2007 we amended our Articles of Incorporation to change our name to Wave Uranium Holding.

We are engaged in the acquisition of mineral rights on properties that our management believes hold potential for significant uranium deposits. Our current geographic focus is the Utah - Arizona region.

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

1.        We are still in the development stage, and we may never obtain the capital we require to carry out our business, which could prevent us from being able to pay our obligations.

Our activities have been limited. We have not received any revenues or income related to our business through July 31, 2008. There can be no assurance that we will be able to acquire valuable mineral properties, or explore, or develop such properties. We are in need of approximately $1,000,000 in funding to carry out our business plan over the next 12 months, beginning August 2008. We intend to seek equity financing following the effectiveness of our reverse stock split on November 20, 2008. There is no assurance such financing will be available on terms acceptable to the Company, or at all. Failure to obtain such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able to pay its obligations.

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

4.        Mining exploration operations in general involve a high degree of risk, difficulties and expenditure, and we may be unable, or may choose not to insure against such risks, which could increase our operating expenses.

Our operations are subject to all of the hazards and risks normally encountered in the exploration of minerals which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These include unusual and unexpected geological formations, rock falls, cave-ins, pollution, flooding and other conditions involved in the drilling and removal of material, any of which could result in work stoppages and damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, there can be no assurance that even with our precautions, damage or loss will not occur and that we will not be subject to liability which could increase our operating expenses and prevent us from being profitable

5.        Competition may prevent us from carrying out our exploration plan, which could cause our business to fail.

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

We plan to complete an exploration program for which we will need field equipment, contract geologists, and possibly drilling crews. We have not yet entered into any agreements to provide us access to drilling or logging services. We face competition from other mining companies for access to mining equipment, crews and geologists. Currently, in North America, there are large numbers of companies competing to obtain the services of rigs and crews. There are inadequate rigs to meet the demand and the owners of the rigs often give preference to larger drilling programs than that which we plan to carry out. If we are unable to obtain mining equipment and labor on commercially reasonable terms, this could increase our operating costs. If we are unable to obtain mining equipment or labor we will not be able to complete our exploration program and we may not be able to achieve revenues.

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

6.        Fluctuating mineral prices could prevent us from obtaining financing and we may have to cease operations.

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

The price of uranium has risen dramatically over the past 4 years, from $10.10 per pound in 2003 to over $78 per pound as of October 15, 2007 ( www.quoteuranium.com/ ; and www.investmentu.net/ppc/t4uranium.cfm?kw=X300G533). This is a rise of approximately 770% in four years. There is no assurance that this upward trend will continue. A drop in uranium prices could prevent us from obtaining financing as a result of which we may have to cease operations.

7.        Environmental regulation may increase the anticipated time and cost of our exploration program, which could increase our expenses.

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

8.        Our auditors have rendered a going concern emphasis opinion on our financial statements.

Our auditors have expressed concern as to the uncertainties in our business which raises substantial doubt about our ability to continue as a going concern. If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely be insignificant.

9.      Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

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

10.      The price and trading volume of our common stock has been highly volatile and could adversely affect your ability to sell your shares and the available price for the shares when sold.

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

Introduction

We were originally organized under the name Iron Link Ltd. on May 31, 2006 to test and develop IPTV based ethnic media services. We raised $48,192 in a registered public offering from the sale of 30,120,000 shares of common stock, but expended these funds without being able to attain revenues. In June 2007 we lacked the cash to further develop our business and had negative stockholders’ equity. Management agreed to sell its 75,000,000 shares of common stock to Norman Meier on June 18, 2007, and the IPTV assets were disposed of. Concurrently with the sale of shares, and immediately prior to the disposal of the IPTV assets, we issued 40,000,005 shares of common stock to Norman Meier to acquire Wave Uranium, a Nevada corporation (“Wave Sub”). On June 22, 2007 we amended our Articles of Incorporation to change our name to Wave Uranium Holding. On July 13, 2007 the Articles of Incorporation were further amended to increase the number of authorized shares of common stock from 75 million to 145 million and to authorize the issuance of 5 million shares of preferred stock. On July 31, 2007 our Board approved resolutions to increase our authorized common stock to 150 million and we effected a 15 for 1 forward split of our common stock.  On September 26, 2007, Mr. Meier cancelled the 75,000,000 shares he had acquired from former management, resulting in 70,120,005 shares outstanding.

Since June 2007 we have been developing our business plan and have acquired numerous uranium claims in Utah and Arizona and State mineral leases in Utah.

At the time of the reorganization and restructuring, Wave Sub had never engaged in business and had no business at that time, but intended to enter the uranium exploration and development business.

Our long term aim is to identify and either purchase or option mineral interests in various uranium prospects with a view to exploring them, and if a commercially viable ore body is found, extracting uranium from the same and generating a profit either alone or by forming joint ventures with other companies who have greater resources than our own.

Overview

We are engaged in the acquisition of mineral rights on properties that our management believes hold potential for significant uranium deposits. Our current geographic focus is southeastern Utah and certain areas in Arizona. On September 20, 2007 we signed an agreement with Handley Minerals, Inc. whereby we acquired an option to purchase a 100% interest in the mineral rights to the Wilson Creek project which consists of ten claims situated in the county of Gila, Arizona (the “Wilson Creek Property”). In September of 2007 we acquired 1337 mining claims in the Mineral Canyon District of Utah and 153 additional claims in eastern Arizona for costs to us of $330,000. Property evaluations on both claims areas were conducted during 2008, resulting in preliminary exploration models that favor a subset of the original claims.  As a result, 500 claims in Utah (the “Utah Claims”)  and 11 claims in Arizona (Fairview Claims) were renewed in September of 2008, and the Option Agreement with Handley Minerals was cancelled. Six leases in Utah will also be renewed.

Our twelve-month plan of operation for  the Utah property beginning October 2008 is to continue exploration of the Federal claims and State leases, and to purchase a contiguous block of 700 claims from Future Energy, LLC that contains proven uranium resources based on drilling records acquired and analyzed in 2008. Validation of the exploration model developed in 2008 will involve additional geologic mapping, supported by a modest Phase I drilling effort to depths of up to 1,500 feet, if funding permits.

Radon and geochemical data from the Fairview claims suggest multiple exploration targets; establishing the geologic context for these targets and filing a Notice of Intent (NOI) for preliminary drilling to depths of 100 feet will be priorities for the next year.

Screening activities to identify additional uranium properties for acquisition will continue, emphasizing prospects in the Salt Wash Member of the Morrison Formation, and breccia pipes in the Arizona Strip region.  A promising exploration strategy for the Arizona Strip is in place, incorporating a variety of geologic and environmental factors.

We are an exploration stage company. There is no assurance that either of our land positions contains a commercially viable ore body. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining is determined. We plan to undertake such further exploration, however it is anticipated that significant additional financing will be required in order to do so, and there is no assurance that the necessary financing will be obtainable in the future. Even if the financing is obtained, there is no assurance that further exploration will result in a final evaluation that a commercially viable uranium or other mineral deposit exists at Mineral Canyon or Fairview.

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

Our management’s research indicates that most radioactive mineral discoveries have been made at outcrops of mineralized rock units by prospectors using Geiger counters or similar gamma- or beta-ray detectors. Numerous uranium occurrences have been explored by small-scale mining beginning at the point of discovery and guided by ore grade only. Because of the inherently higher risk and cost associated with exploratory drilling, we plan to use a conceptual model for favorability as the basis for targeting decisions.

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

Breccia pipes of the Arizona Strip are associated with areas where overlying rocks have collapsed into sinkholes developed in the Redwall Limestone of Mississippian age.  These paleokarst features are associated with fracture systems that were enlarged by groundwater dissolving the carbonate minerals in the limestone, leading to eventual collapse into the underground openings and formation of rubble chimneys that were later mineralized by groundwater.  An authoritative resource estimate by the U.S. Geological Survey (Circular 1051, 1990) indicates that the odds are 9 to 1 that the true endowment in the Arizona – Utah breccia-pipe environment is between 338,740 and 2,757,200 tons U3O8.

Exploration for uranium in breccia pipes is guided by the locations of solution-enlarged ground-water flow pathways in the Redwall, which are known to follow regional fracture patterns.  Many of these fractures discharge groundwater into the Grand Canyon and its tributary drainages, so there is great incentive to understand the environmental consequences of developing the uranium resources of the Arizona Strip.  We predict that many mining claims will be forfeited by companies who lack the hydrologic expertise to support permitting of their development goals; we believe we are well positioned to make the necessary hydrologic assessments and thereby reduce the risk of entry into this potentially rewarding but environmentally-sensitive area.

We expect to continuously revise our exploration models as we analyze data and acquire or dispose of mineral properties.

Mineral Property

Mineral Canyon, Grand County, Utah

Our original land position of 1337 mining claims and seven State leases has been modified to include 500 claims and six leases based on property evaluation during the first year of operation.  A substantial data package, including records from roughly 500 boreholes in the Mineral Canyon District, was purchased from Future Energy, LLC, which holds an adjacent block of 700 claims east of Mineral Canyon.  Field investigations and review of geophysical logs from the boreholes have revealed a prominent, channel-controlled enrichment trend underlying our renewed claims and those of Future Energy.  The westward extent of the channel has not been determined, and a parallel trend may exist to the north of the demonstrated channel.  We restructured our land position to allow for acquisition of the Future Energy claim block, which will provide us with a contiguous block of 1200 claims plus interspersed State leases in an area that has been successfully explored by large entities including Exxon and the Tennessee Valley Authority.  Our goal is to develop estimates of proven, probable, and speculative uranium resources based on continued field investigations and analysis of assay data.

Fairview Claims, Gila County, Arizona

Holdings in Gila County, Arizona have been reduced to 11 claims in the Fairview Block, based on a radon survey, soil geochemistry, and historical information from the Atomic Energy Commission (AEC), which conducted limited drilling on the property in the 1950’s.  Development of Fairview may be problematic because it is within the Tonto National Forest and proximal to the Salome Wilderness, but exploration targets within the Block are relatively well-defined and shallow, and U3O8 grades reported by the AEC exceed 0.5%.  Geologic mapping and sampling of subunits of the Dripping Spring Quartzite exposed within the Fairview Block will conclude surface-based studies at that locality and support decisions of how best to continue exploration and development activities there.

Employees

As of September 30, 2008, we employed a total of 3 employees in the following capacities: President, Exploration Manager, Senior Geologist. We believe that we have a good working relationship with our employees. We are not a party to any collective bargaining agreements, no employees are represented by a labor union, and we believe we have good relations with our employees. At present, we intend to hire one senior geologist and one computer technical / land specialist.

Environmental laws:

U.S. Federal Laws

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act . Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act , mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the Wilson Creek property may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980 , as amended, ("CERCLA") imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to any of our mineral claims or surrounding areas.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations or applicable laws or regulations.

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

Upon entry into commercial production, due to the increased environmental impact, the cost of complying with permit and environmental laws will be greater than in the previous phases. At this stage, permits and regulations will regulate much of our production program to limit environmental impact. Some examples of regulatory requirements that may be encountered include but are not limited to:

·	an impact report on the local flora and fauna;
·	any water discharged will have to meet water standards;
·	monitoring of ground water to ensure no/minimal contamination;
·	all material to be left on the surface will need to be environmentally benign; and
·	the socio-economic impact will have to be evaluated and re-mediated if deemed negative.

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

Research and Development

We have not spent any amounts on research and development activities since our inception. Our planned expenditures on our exploration programs are summarized under the section of this prospectus entitled “Description of Properties.”

Item 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 5348 Vegas Drive, #226, Las Vegas, NV 89108. We also carry on business at various locations where our key officers reside.

We hold mineral properties in Grand and Emery Counties, Utah, and Gila County, Arizona, as described below.

Mineral Canyon Property

1. Location and Access

The Mineral Canyon project area is located in western Grand County and eastern Emery County, Utah, nearest to the town of Moab. The claims are east of the Green River and north of Canyonlands National Park. Additional Utah state leases are scattered on the east and west sides of the Green River within Grand and Emery counties. The claims and leases are located within Townships 25 and 26 south and Ranges 16, 17, 17&1/2, and 18 east.

Access to the claims is very good. Paved roads lead from Moab almost to the claims area. Wide and graded dirt roads cut through the claims in several locations. All canyons can be reached by truck or all-terrain vehicle. There is a web-like network of roads on the mesas above the canyons. Historical drilling for oil and gas, in addition to uranium exploration, resulted in hundreds of miles of unimproved dirt roads and trails.

To drive to Mineral Bottom (location shown on Figure 2) from Moab, travel north on US 191 for 11 miles (17.7 km). Turn west on UT 313, following the signs for Canyonlands National Park. After traveling for 12.3 miles (19.8), turn right (west) on Mineral Bottom Road. The Mineral Bottom boat launch and air strip is 13.7 miles (22 km) further, half of which is unpaved but graded. Countless other two-tracks and 4WD trails also access the claims area.

Access to the state leases on the west side of the Green River may be more difficult. No employee of ours has scouted the area. 7.5” USGS quadrangle maps show 4WD roads within ½ mile (0.8 km) of all but the smallest state lease.

2. Ownership Interest

The Mineral Canyon claims and leases encompass a total area of over 15,490 acres (6,196 hectares; Figure 2). The project totals 500 United States federal lode mining claims (10,330 acres, 4,132 hectares) and 5101 acres (2,064 hectares) of Utah state mining leases. All claims and leases are held exclusively by Wave Uranium Holding.

There are no royalties associated with the federal mining claims. Annual holding costs paid to the U.S. Bureau of Land Management are $125 per claim, due September 1. Our total holding costs are $62,500 per year.

Utah state leases have an 8% gross value royalty. Annual holding costs paid to the State of Utah are $1 per acre, or $5,161 per year.

3. History of Operations

There are numerous known uranium occurrences in and near the Mineral Canyon claims. There are 11 historical mines/prospects within the claims and an additional 3 occurrences in the state leases. Furthermore, there are at least 32 historical mines/prospects within 1 mile of the claims boundary. Most historical occurrences are visible as surface mines on air photos and from field observations.

4. Present Condition of the Property and Current State of Exploration

Other than ongoing activities by us, there is no known exploration or production activity underway in the Mineral Canyon District.  Condition of the historic mines and prospects is highly variable; some openings have been intentionally collapsed to prevent entry hazards, while some adits are open and appear stable.

We are not aware of any exploratory uranium work on the property since 1982. Geologic mapping information is available from 1:100,000 Utah Geological Survey maps of the Moab, San Rafael Desert, and La Sal Quadrangles (Doelling, 2001, 2002, 3004). Work has been carried out on the Chinle Formation within the claims area by Gubitosa (1981), Blakey and Gubitosa (1983) and Hazel (1991, 1994). Our employees have conducted fieldwork within the exposed canyons, but we have conducted no exploratory drilling on the property.

The uranium geology and stratigraphy of the region were extensively studied by USGS geologists as part of the National Uranium Resource Evaluation (NURE) program of the late 1970’s. This study concluded that the Chinle Formation is favorable for the occurrence of uranium deposits in the Mineral Canyon area, as evidenced by known mineralization and characteristics of the host rocks (Campbell and others 1980; Lupe and others, 1982).

Post-NURE investigations of sedimentary environments of the Moss Back member of the Chinle Formation by Gubitosa (1981), Huber (1981), Blakey and Gubitosa (1983), and Beer (2005) have clarified many aspects of the depositional environment of the host rock, but did not focus on uranium mineralization.

One year of intermittent field mapping and detailed review of the well logs referenced above (Item 3) are the basis of a Technical Report on the Mineral Canyon property, that was released in preliminary form in August of 2008.  The Report presents an exploration model that significantly improves our ability to predict where mineralization occurs and the geologic conditions responsible for uranium enrichment.  As a result of this work, our land position in the Mineral Canyon District was adjusted to include only the most favorable 500 claims of the original 1337, while targeting and additional 700 claims east of the original land position that meet our favorability criteria.

5. Geology

Mineral Canyon and the surrounding area are located within the central Colorado Plateau region. The Chinle Formation was deposited across much of this region into the inherited topographic low of the Pennsylvanian Paradox Evaporite (salt) Basin. The Paradox Basin was an elongate northwest-trending basin covering nearly 11,000 mi2 (28,000 km2) in southwestern Colorado and southeastern Utah. Into this basin salts were deposited to a maximum thickness of 5,000 to 7,000 feet (1,500 to 2,100 meters), thinning to the southwest toward the Mineral Canyon area. Movement of the salt since deposition produced a series of northwest-trending anticlines that parallel the southwestern flank of the Uncompaghre uplift. In places where the salt was thickest, these anticlines were breached, but where the salt is thinner on the southwest side of the basin the anticlines exhibit a normal stratigraphic sequence. Salt movement occurred from the time of deposition, continued sporadically through the Mesozoic (Chinle time), and locally into the Cretaceous (Hazel, 1994).

The closest breached anticline to the Mineral Canyon area is the Moab Valley Anticline, which is bounded on the southwest by the Moab Fault. To the southwest of the Moab Fault are the Kings Bottom Syncline and the subsequent (unbreached) Cane Creek Anticline. Variations in the thickness of the Triassic Chinle Formation in Mineral Canyon, as discussed later in this report, are due largely to the salt movement that formed the Cane Creek Anticline.

The stratigraphic units exposed within the Mineral Canyon claims area include the Triassic Moenkopi Formation, Triassic Chinle Formation, and Lower Jurassic Wingate Sandstone, Kayenta Formation, and Navajo Sandstone (Figure 8; Doelling, 2001). This entire section is roughly 1400 feet (427 meters) thick.

The prevailing structural features in and near the area of interest include the Kings Bottom Syncline to the northeast and the Cane Creek Anticline, which plunges northwest directly through the study area. This anticline, formed by salt flow, was not breached like the Moab Valley Anticline and therefore exhibits the normal stratigraphic sequence. Field data and formation depths obtained from over 150 logs suggest that Doelling’s (2001) placement of the Cane Creek Anticline is somewhat incorrect.

A regional trend of uranium enrichment associated with the “carbonate zone” of the basal Chinle Formation, as described by Gubitosa (1981) extends from Lisbon Valley, through the Mineral Canyon area, and northwest to the San Rafael Swell. Other researchers (Johnson and Thordarson, 1966) associate this regional trend with a change in character of the basal Chinle.  Southwest of the trend, the Moss Back member (older nomenclature) is a more or less thick and continuous sand unit. Within the trend, the “Moss Back” is thin, discontinuous sands interbedded with mudstones.

Stewart et al. (1959) recognized the strong correlation between basal Chinle sandstones and uranium deposits. Although the basal unit of the Chinle varies in name and age across Western Colorado, northern Arizona, and southeastern Utah, uranium deposits usually occur in the basal sandstone where it is incised into the Moenkopi Formation, or in other formations where the Moenkopi is absent. The basal unit might be Shinarump (as at the Happy Jack mine), Monitor Butte (as at the Hidden Splendor mine), Moss Back (as in Lisbon Valley), or undifferentiated Chinle (as in the Sevenmile Canyon district northwest of Moab). Where uranium deposits are found higher in the section, they occur in a depositional setting that is similar to the basal Chinle members (i.e. fluvial conglomerate incised into finer-grained overbank material).

The Chinle Formation is the uranium-bearing unit within the claims area. The sandstone at the base of the Chinle has historically been the major uranium producer. Gubitosa (1981) measured several stratigraphic sections within our properties. Gubitosa (1981) and Blakey and Gubitosa (1983) interpreted the lowest portion of the Chinle Formation in this area to have been deposited in a braided plain that may have drained into a lake at the northwest end. They called the paleovalley in which this braided stream system flowed, the same paleovalley that hosts the Lisbon Valley deposits, the Cottonwood Paleovalley. Between the northeast and southwest edges of this paleovalley there is a facies change in the basal sand and conglomerate units. The area to the northeast, which includes our claims and Lisbon Valley, contains predominantly carbonate clasts; the area to the southwest, which contains fewer mapped uranium occurrences, contains predominantly chert clasts and is otherwise referred to as the Moss Back member of the Chinle Formation.

Previous workers noted the presence of these intraformational carbonate clasts and informally designated the basal sandstone Kane Springs 1 (Blakey and Gubitosa, 1983; Hazel, 1991, 1994). Kane Springs 1 is presumably younger than typical Moss Back. Furthermore, every worker who has studied the Chinle Formation has proposed a different internal stratigraphy. These differences are due to the variability of the Chinle Formation over large distances, and the fluvial (i.e. discontinuous) nature of the members. For Wave Uranium’s purposes, a simplified stratigraphic model, based on work by Stewart (1957) and Hazel (1991, 1994), seems best. This model includes six internal members. From the base (at the Tr-3 Unconformity) to the top, the members include the Mottled Zone, Kane Springs 1, Kane Springs 2, Kane Springs 3, Black Ledge, and Upper Chinle (including middle Church Rock and Hite Beds). Kane Springs 1-3 and the Black Ledge are more fully described by Hazel (1994).

Mottled Zone:  This member is a distinct purplish to gray and yellow mottled zone, termed the Temple Mountain member by Stewart (1957). Some workers (e.g., Tanner and Lucas, 2006) refer to it as a paleosol, containing abundant root casts and crayfish burrows. In places the mottling continues down into the Moenkopi Formation. The base and/or the top of this zone is not always distinct. The Mottled Zone is not present in all locations. Marzolf (2007, pers. comm.) suggests this mottled unit is older than the Chinle Formation but younger than the Moenkopi Formation.

Kane Springs 1-3: Kane Springs 1 has an unconformable base, is sandy to gravelly, and generally fines upward. This member is resistant in outcrop. Hazel (1994) considers Kane Springs 1 the product of sinuous streams. Kane Springs 1 is often termed the Moss Back within the study area. In the Mineral Canyon area, Kane Springs 1 is different than the Moss Back in that it contains intraformational clasts (carbonates and not chert) and has been interpreted by Blakey and Gubitosa (1983) as younger than the Moss Back. Kane Springs 2 is a slope-forming siltstone to sandstone. It is often green and reduced. The interpretation is that it is the product of stream deposition, lakes, and small lake deltas. Kane Springs 3 is a resistant fine to coarse-grained sandstone. This member contains large-scale cross stratification, interpreted as fluvial barforms. The Kane Springs members can vary dramatically over a short distance, and are best grouped together as one member when the three sub-members cannot be distinguished.

Black Ledge: The Black Ledge member was named for its distinctive manganese-stained dark brown to black appearance. It is a resistant ledge-forming sandstone. Hazel (1994) interprets the Black Ledge as the product of low-sinuosity streams. As with Kane Springs 1 and 3, it contains large-scale accretionary sets and is often gravelly at the base.

Upper Chinle: The Upper Chinle member comprises all units above the Black Ledge and below the overlying Wingate Sandstone. This includes a slope-forming unit (Church Rock) directly above the Black Ledge which is overlain by the eolian Hite Beds. Unlike the eolian Wingate Sandstone, the Hite Beds contain minor siltstone to mudstone interbeds. The contact between the Upper Chinle and Wingate Sandstone is clear and distinct in most locations, defined as the J-0 unconformity.

Mineralization in the project area is always spatially associated with macroscopic or microscopic organic material. Uranium minerals such as uraninite, coffinite, or sooty pitchblende coat sand grains, replace plant remains, or occur as replacements or reaction rims around clasts of older rock contained in conglomerates.   Sulfide minerals are common in the reduced sandstone that host mineralization. Under a binocular microscope, pyrite was common; chalcopyrite, chalcocite, and sphalerite were also noted.  Uranium and copper mineralization are intimately associated in deposits in the southern end of the project area, in and near Mineral Canyon. Secondary copper minerals such as malachite and azurite are nearly ubiquitous in Mineral Canyon mineralized samples. Further north, at the Hey Joe mine, an association with copper is less obvious.  The mineralization in the project area appears to be chemically and mineralogically similar to mineralization in the nearby Sevenmile Canyon district (Finch, 1954), and to other ore deposits typical of basal Chinle uranium deposits such as the Monument Valley and White Canyon districts (Austin and D’Andrea, 1978; Johnson and Thordarson, 1966).

Fairview Property

1. Location and Access

The Fairview Property consists of eleven claims situated in Sections 11,12, and 13, T.6 N., R. 12E, Gila County, Arizona. Access is by a series of unimproved Tonto National Forest roads that are seasonally impeded by high flows in Tonto Creek (to the west) and snow on the north side of Pine Mountain (to the east). Access from the west via Forest Road 71 (Greenback Road) from State Route 188 requires a 4x4 vehicle with tires, brakes,  and clearance suitable for a stream crossing followed by steep, rocky conditions; access from the east via Forest Road 609 from State Route 288 requires an all-terrain vehicle and good off-road skills to prevent a rollover on washed-out trails or difficulties in mud and snow.

2. Ownership Interest

The Fairview claims encompass a total area of 227.3 acres (90.9 hectares). The project area contains 11 United States federal lode mining claims.  All claims and leases are held exclusively by Wave Uranium Holding.

There are no royalties associated with the federal mining claims. Annual holding costs paid to the U.S. Bureau of Land Management are $125 per claim, due September 1. Wave Uranium’s total holding costs are $1,375 per year.

3. History of Operations

The eleven claims comprising the Fairview Property were explored by the Atomic Energy Commission (AEC) in cooperation with a previous claimholder who reportedly drilled 8,000 feet of hole in the area. The AEC conducted an airborne radiometric survey in the region and drilled one borehole on the property that identified three ore zones.

Uranium was first discovered in the region in 1950 and was first mined in 1953. The true areal extent of the uranium deposits in the region was first discovered by a Manhattan Project-era airborne radiometric survey (Magleby and Mead, 1955).

4. Present Condition of the Property and Current State of Exploration

One drill hole is in evidence on a bench west of the shallow trench where radon, radiometric, and geochemical anomalies were documented in our property evaluation. This is not the borehole referenced in the AEC report.  No other information on production or drilling results has been located to date.

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

Geologic evaluation of the Fairview Property has consisted of a radon survey, accompanied by radiometric measurements and soil sampling. Exposures below and west of the historic prospects have not been mapped, and thickness and lateral extent of mineralization has yet to be studied. The host rock is a grey to black, sulfide rich shale (?) stained by various iron oxides.

Recent investigation of exposed outcrop was more extensive several miles to the east in Wilson Creek and Cherry Creek Canyon. 1977 geologic mapping of this area, included in the Westinghouse database, had identified a number of pyretic, carbonaceous zones which apparently had been targeted for exploration drilling. Evaluation of these zones revealed 40 to 60 thick sections of very thin bedded to locally varied silty sandstone containing abundant fine black organics and significant fine grained sulfides. In several areas, diabase can be observed underlying the quartzite. Adjacent to these pyretic horizons, are broad areas of bleaching and conspicuous solution fracture hematite and limonite marking closely spaced bedding breaks and vertical fracture sets. Clear evidence of ascending fluids along vertical fractures can be observed in a number of areas.

Geologic units exposed at Fairview consist of several hundred feet of Dripping Springs Quartzine. A prominent diabase plug intrudes the quartzite adjacent to the mineralized area.  It is at these carbonate/diabase contacts where numerous, widely scattered prospects expose serpentinized material including veinets of fibrous chrysotile, local soapstone and a variety of yellow-green waxy serpentine related minerals where the overlying Mescal Limestone is intruded.

Item 3. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended July 31, 2008.

PART II

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

The following table shows the high and low prices of our common shares on the FINRA regulated OTC Bulletin Board since we became eligible for trading through the fiscal year ended July 31, 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
First Quarter Fiscal Year 2008	$1.80	$1.05
Second Quarter Fiscal Year 2008	$2.10	$0.75
Third Quarter Fiscal Year 2008	$1.50	$0.23
Fourth Quarter Fiscal Year 2008	$0.48	$0.01

As of October 28, 2008, there were 75,037,810 common shares outstanding, held by approximately 30 shareholders of record.

To date, we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any cash dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Company repurchases of common stock during the year ended July 31, 2008.

We did not repurchase any common stock during the year ended July 31, 2008.

Equity Compensation Plans

As of July 31, 2008, we have not adopted any equity compensation plans.

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

Results of Operations

Our results of operations are presented below:

	For the year ended July 31, 2008 ($)	For the year ended July 31, 2007 ($)	Period from May 30, 2006 (inception) to July 31, 2008 ($)
Costs and Expenses:
General and Administrative	1,204,842	62,648	1,270,840
Depreciation	354	-	427
Warrant Expense	861,694	-	861,694
Bank Charges	602	295	958
Land Claim Fees	534,082	-	534,082
Non Cash Compensation	855,000	-	855,000
Amortization of Deferred Finance Charges	25,000	-	25,000
Impairment of Goodwill	-	266,667	266,667
Other Expenses		1,450	1,450
Loss on Operations	3,481,574	331,060	3,861,118
Net Loss	3,980,287	310,032	4,300,200
Loss per common share (basic and assuming dilution)	(0.05)	(0.00)	-

Lack of Revenues

Since our inception on May 30, 2006 to July 31, 2008, we had not yet earned any revenues. As of July 31, 2008, we have incurred total liabilities including stockholders deficiency of $3,439,053. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our July 31, 2008 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From May 30, 2006 (date of inception) to July 31, 2008, our total expenses were $4,315,973; our total expenses for the year ending July 31, 2008 were $3,481,574 compared with $331,060 for the year ended July 31, 2007. The major components of our expenses consist of a) general and administrative expenses ($1,204,842 for the year ended July 31, 2008, compared to $62,648 for year ending July 31, 2007), b) warrant expense of $861,694 for the year ending July 31, 2008 compared to $0 for the year ending July 31, 2007, c) land claim fee of $534,082 compared to $0 for the year ending July 31, 2007, and d) non cash compensation of $855,000 for the year ending July 31, 2008 compared to $0 for the year ending July 31, 2007.

For the year ending July 31, 2008 our total operating expenses were $3,481,574 compared to $331,060 for the year ended July 31, 2007. We attribute the increase to costs of land acquisition (federal mining claims and state lease lands) and geologic evaluations of those properties. Our general and administrative expenses consisted of the following: salaries, filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), marketing, and mineral property expenses.

Net Loss

For the year ended July 31, 2008 we incurred net loss of $3,980,287, compared to a net loss of $310,032 for the year ending July 31, 2007. From May 30, 2006 (date of inception) to July 31, 2008, we incurred an overall net loss of $4,300,200. The loss was primarily due to increased legal fees, consulting fees, general and administrative costs, warrant expense and non cash compensation. We expect to continue to incur losses for at least the next two years.

Plan of Operations

Our twelve-month plan of operation for the Utah property beginning October 2008 is to continue exploration of the Federal claims and State leases, and to purchase a contiguous block of 700 claims from Future Energy, LLC that contains proven uranium resources based on drilling records acquired and analyzed in 2008. Validation of the exploration model developed in 2008 will involve additional geologic mapping, supported by a modest Phase I drilling effort to depths of up to 1,500 feet, if funding permits.

Radon and geochemical data from the Fairview claims suggest multiple exploration targets; establishing the geologic context for these targets and filing a Notice of Intent (NOI) for preliminary drilling to depths of 100 feet will be priorities for the next year.

Screening activities to identify additional uranium properties for acquisition will continue, emphasizing prospects in the Salt Wash Member of the Morrison Formation, and breccia pipes in the Arizona Strip region. A promising exploration strategy for the Arizona Strip is in place, incorporating a variety of geologic and environmental factors.

We had available cash in the amount of $234,189 and a working capital of $220,694 as of July 31, 2008. Based on the planned expenditures of our plan of operation over the next 12 months beginning August 2008, we require a minimum of approximately $1,000,000 to proceed with our plan of operations. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this annual report for at least the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. It may be difficult to secure debt financing on acceptable terms as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims and we may be forced to abandon our plan of operations.

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

Liquidity and Capital Resources

As at July 31, 2008 we had cash in the amount of $234,189 and a working capital of $220,694. This is in contrast to our cash position at the same time last year, July 31, 2007 when we had $16,849 of cash in the bank. As at July 31, 2008 our total assets were $285,251 and our total liabilities were $1,862,152. Our net loss per share was $0.

Our net loss of $4,300,200 from inception on May 30, 2006 until July 31, 2008 was funded by a combination of equity and debt financing. From inception on May 30, 2006 until July 31, 2008 we have raised approximately $55,200 from the sale of our common stock.

In terms of debt financing, we have been funded from the proceeds of notes from shareholders or other lenders, as set out below.

·	In October 2007 we received a loan of $100,000, which is currently outstanding.

·
We borrowed $300,000 from three lenders on September 25, 2007 to finalize acquisition of control from the former management. We borrowed an additional $90,000 from one of these lenders on the same terms. The loans and accrued interest thereon were converted to 1,068,805 shares of common stock in March 2008

In addition, on March 20, 2008, pursuant to a purchase agreement (the “March 2008 Purchase Agreement”) between the Company and accredited investors we issued and sold to accredited investors (the “Investors”) an aggregate face amount of $1,562,500 of 8% Original Issue Discount Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the “March 2008 Debentures”). The March 2008 Debentures bear interest at 8% and mature twenty-four months from the date of issuance. The Debentures are convertible, at the option of the Investors, into an aggregate 6,250,000 shares of common stock at the initial conversion price (based on the face amount of the Debentures) of $0.25 per share. Accordingly, the implied conversion price, based on the aggregate purchase price of $1,250,000, is $0.20 per share.

In connection with the March 2008 Purchase Agreement, each Investor received a warrant to purchase such number of shares of common stock equal to the face amount of the March 2008 Debenture issued to such Investor divided by the initial conversion price of $0.25 (“March 2008 Warrants”). Accordingly, we issued an aggregate of 6,250,000 March 2008 Warrants to the Investors. Each March 2008 Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.30. The Investors may exercise the March 2008 Warrants on a cashless basis if the shares of common stock underlying the March 2008 Warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the March 2008 Warrants on a cashless basis, then we will not receive any proceeds.

The conversion price of the March 2008 Debentures and the exercise price of the March 2008 Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

For the year ending July 31, 2008 we used net cash of $1,768,059 in continuing operating activities and spent net cash of $1,416 in investing activities. For the year ending July 31, 2008 we received net cash of $1,999,667 from financing activities. As at July 31, 2008 we had cash of $234,189.

This compares to our financial results for the year ended July 31, 2007 when we had cash of $16,849 and a working capital deficit of $4,245. We had total assets of $3,997 as at July 31, 2007, comprised entirely of cash.

We used net cash of $61,848 in operations for the year ended July 31, 2007, and net cash of $173 in investing activities. We received net cash of $41,653 from financing activities for the year ended July 31, 2007.

We have not been able to reach the break-even point since our inception on May 30, 2006 and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year.

We anticipate that we will incur substantial losses over the next 30 months. Total cash requirements over the next 12 months are approximately $1,000,000, less whatever cash we have in the bank at that time.

We plan to raise capital through private placements, a direct offering or related party loans. Our board of directors and majority shareholder have approved a 300-to-1 reverse stock split, which will be effective November 20, 2008. Following the effectiveness of the reverse split, we intend to seek equity financing of approximately $300,000 to $500,000, for which we have an immediate need. We have no formal or informal agreement or understanding with respect to any financing, and there is no assurance any such financing will be available on terms acceptable to the Company, or at all. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our stated plan to acquire mineral concessions or land parcels, as described in our plan of operations above, we do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

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

Net Income (Loss) per Common Share

We calculate net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Equipment and Depreciation

Our property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.

Item 7.      FINANCIAL STATEMENTS

Our audited financial statements as of July 31, 2008 follow, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1.

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2008, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During our fiscal year ended July 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None.

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wave Uranium Holding
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of Wave Uranium Holding (a development stage company), formerly Iron Link Ltd., as of July 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2008 and 2007, and for the period from May 30, 2006 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wave Uranium Holding as of July 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2008 and 2007, and for the period from May 30, 2006 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 25, 2008	RONALD R. CHADWICK, P.C.

Wave Uranium Holings
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	July 31, 2008	July 31, 2007
ASSETS
Current Assets
Cash	$234,189	$3,997
Deferred Finance Charge	50,000	-
Total Current Assets	284,189	3,997
Capital Assets - Net	1,062	-
	-	0
Total Assets	$285,251	$3,997
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	$6,510	$2,043
Accrued Interest	53,212	-
Current Portion of Debt Discount	(961,167)
Current Portion of Notes Payable	964,940	-
Total Current Liabilities	63,495	2,043
Long Term Liabilities
Debt Discount	(168,403)
Long Term Debt	717,560
Equity Obligations	1,249,500
Total Long Term Debt	1,798,657	-
Total Liabilities	1,862,152	2,043
Stockholders Equity
Common Stock .001 Par Value; 150,000,000 authorized 75,037,810 (2008) and 145,120,005 (2007) Shares issued and outstanding	75,038	145,120
Preferred Stock .001 Par Value; 5,000,000 authorized 0 issued and outstanding
Additional paid in capital	2,648,261	176,747
Defitcit Accumlated during the development stage	(4,300,200)	(319,913)
Total Stockholders Equity	(1,576,901)	1,954
Total Liabilities and Stockholders Equity	$285,251	$3,997

  See accompanying notes to the consolidated financial statements

Wave Uranium Holings
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	May 30, 2006
	Ended	Ended	(Inception) through
	July 31, 2008	July 31, 2007	July 31, 2008
Revenue	$-	$-	$-
Expenses
General Selling and Adminstrative	1,204,842	62,648	1,270,840
Depreciation	354		427
Warrant Expense	861,694		861,694
Bank Charges	602	295	958
Land Claim Fees	534,082		534,082
Non Cash Compensation	855,000		855,000
Amortization of Deferred Finance Charges	25,000		25,000
Impairment of Goodwill		266,667	266,667
Other Expenses		1,450	1,450
	3,481,574	331,060	3,816,118
Gain(Loss) on Operations	(3,481,574)	(331,060)	(3,816,118)
Other Income (expense)
Amortization of Debt Discount	(432,930)		(432,930)
Interest Expense	(65,783)	(953)	(66,745)
	(498,713)	(953)	(499,675)
Net Income (Loss) before provision for income tax	(3,980,287)	(332,013)	(4,315,793)
Provision for income tax	-	-	-
Net Income(Loss) from Continuing Operations	(3,980,287)	(332,013)	(4,315,793)
Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553) - net of tax		21,981	15,593
Net Income (Loss)	$(3,980,287)	$(310,032)	$(4,300,200)
Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.05)	$(0.00)
Discontinuted operations	-	0.00
Combined	$(0.05)	$(0.00)
Weighted Average Number of Common Shares	84,400,090	95,766,175

  See accompanying notes to the consolidated financial statements

Wave Uranium Holings
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2008	Year Ended July 31, 2007	May 30, 2006 (Inception) through July 31, 2008
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(3,980,287)	$(310,032)	$(4,300,200)
Less: (Income) loss from discontinued
Operations	-	(21,981)	(15,657)
Net loss from continuing operations	(3,980,287)	(332,013)	(4,315,857)
Adjustments:
Compensatory stock and warrant issuances	1,759,194		1,759,194
Impairment of goodwill	-	266,667	266,667
Amortization - debt discount	432,930	-	432,930
Depreciation	354		354
Changes in assets & liabilities from
continuing operations
Deferred Financing Fees	(50,000)		(50,000)
Deposits		450
Prepaids	-	214
Accounts Payable	4,467	2,043	6,510
Accrued Expenses	65,783		65,783
Other	(500)		(500)
Due Related Parties	-	791	2,128
Cash flow from operating activities by continuing operations	(1,768,059)	(61,848)	(1,832,791)
Cash Flow from investing activities
Purchase of fixed assets	(1,416)	(173)	(1,589)
Net cash provided by (used for) from investing activities	(1,416)	(173)	(1,589)
Cash Flow from Financing activities
Notes payable - borrowings	1,744,082		1,764,091
Notes payable - payments		(8,547)	(8,547)
Issuance of stock	255,585	50,200	310,785
Net cash provided by (used for) from financing activities	1,999,667	41,653	2,066,329
Net cash used in continuing operations	230,192	(20,368)	231,949
Cash Flow from discontinued operations	-	7,516	2,240
Net change in cash	230,192	(12,852)	234,189
Beginning cash	3,997	16,849	-
Ending cash	$234,189	$3,997	$234,189

Schedule of Non-Cash Investing and Financing Activities

In 2007 the Company issued 40,000,005 shares for all the shares in a private corporation valued at $266,667.
In 2008 lenders to the Company converted $386,653 of notes payable and accrued interest into 1,068,805 shares of common stock.

Supplemental Disclosures

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to the consolidated financial statements

Wave Uranium Holings
A Development Stage Company
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Deficit Accum.
	Common Stock		Paid In	During the	Accum. Other Compre.	Stock-holders'
	Shares (1)	Amount	Capital	Development Stage	Income/(Loss)	Equity
Balance at May 30, 2006	-	$-	$-	$-	$-	$-
Issuance of stock for cash	5 000 000	5 000	-			5 000
Foreign currency Gain(Loss)					(64)	(64)
Net Gain (Loss) for period ending July 31st, 2006				(9 881)		(9 881)
Balance at July 31, 2006	5 000 000	$5 000	$-	$(9 881)	$(64)	$(4 945)
Balance July 31, 2006	75 000 000	75 000	0	(9 881)	(64)	65 055
Issuance of stock for cash	30 120 000	30 120	48 192			78 312
Issuance of shares for acquisition	40 000 005	40 000	128 555			168 555
Discontinued Operations					64	64
Net loss for period ended 7/31/07				(310 032)		(310 032)
Balance at July 31, 2007	145 120 005	$145 120	$176 747	$(319 913)	$-	$1 954
Share Cancellation	(75 000 000)	(75 000)	75 000			-
Shares Issued for cash, net of offering costs of $64,315	914 000	914	254 671			255 585
Shares Issued for Services	2 850 000	2 850	852 150			855 000
Conversion of Debt	1 068 805	1 069	385 584			386 653
Shares Issued for Land Claims	85 000	85	42 415			42 500
Issuance of Warrants			861 694			861 694
Net Loss for the Period Ended 7/31/08				(3 980 287)		(3 980 287)
Balance at July 31, 2008	75 037 810	$75 038	$2 648 261	$(4 300 200)	$-	$(1 576 901)

(1) As restated for a 15 for 1 forward stock split on July 30, 2007

See accompanying notes to the consolidated financial statements

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 AND 2007

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At July 31, 2007 and 2008 the Company had net operating loss carryforwards of approximately $317,000 and $3,800,000 which begin to expire in 2026. The deferred tax asset of approximately $47,000 and $515,000 in 2007 and 2008 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $46,500 and $468,000.

Note 2. Stock-Based Compensation

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

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ended July 31, 2007. Stock-based awards to non-employees are accounted for whichever is more reliably measurable in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) “Share-Based Payment” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

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

Note 3: New Pronouncements

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

This Statement is effective for the Company for all financial instruments acquired or issued after the beginning of our fiscal year beginning August 1, 2007.

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

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The provisions of this Statement were effective for the Company beginning with its fiscal year ended July 31, 2007.

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

EITF 00-19-2, "Accounting for Registration Payment Arrangements".

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This statement is effective for existing registration payment arrangements as of January 1, 2007, with earlier application permitted in previously-unissued financial statements. As discussed in Note 9 and as permitted by the FSP, we adopted the provisions of this FSP in our fourth quarter of 2006.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended July 31, 2008, the Company incurred a net loss of $ 3,980,287.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

Note 5.  Notes Payable

At July 31, 2008 the Company had $1,682,500 in notes payable outstanding, more fully described below.

The Company has $120,000 in notes outstanding, with a stated maturity date due in full from October 2008 through January 2009, unsecured and non-interest bearing, but accruing compound interest at 8% if not paid when due. As the Company has obtained equity financing, according to the terms of the notes the notes are now due on demand. During the year ended July 31, 2008 the Company converted a total of $374,082 plus accrued interest in notes payable to common stock.  The Company converted the notes at approximately $0.35, as such the Company issued 1,068,805 shares of its common stock.

On March 20, 2008, Wave Uranium Holding (the “Company”) entered into a securities purchase agreement (the “Agreement”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate face amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the “Debentures”). The Debentures bear interest at 8% and mature twenty-four months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at an initial conversion price (based on the face amount of the Debentures) equal to $0.25. Accordingly, the implied conversion price, based on the aggregate purchase price of $1,250,000, is $0.20 per share.

In connection with the Agreement, each Investor received a warrant to purchase such number of shares of common stock equal to their subscription amount divided by the Initial Conversion Price (“Warrants”). 6,250,000 of these warrants were issued. Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.30. The investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the Warrants on a cashless basis, then the Company will not receive any proceeds.

The conversion price of the Debentures and the exercise price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The full face amount of the Debentures is due upon default under the terms of the Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, until the face amount of the Debentures is paid in full (the “Monthly Redemption Date”), the Company must repay 1/18th of the original face amount of the Debentures. Interest on the Debentures is payable on each Monthly Redemption Date. The Company may make payments of principal and interest on the Debentureseither in cash or in common stock, at the option of the Company. If principal or interest is paid  on the Debentures is paid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company’s right to make payments of principal and interest on the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company’s common stock for the 20 trading days prior to the applicable monthly redemption date.

At any time after the effectiveness of the registration statement described below, the Company may, upon written notice, redeem the Debentures in cash at 115% of the then outstanding face amount of the Debentures provided, among other things, that (i) the volume weighted average price (“VWAP”) for any 20 consecutive trading days exceeds $0.50, (ii) a registration statement must be effective on such redemption date and available for use by the Investors and (iii) the Company has satisfied all conditions under the transaction documents.

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

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan. The effective amortization rate is 96%. During the year ended July 31, 2008 the Company amortized $432,930 of the debt discount, leaving a remaining balance of $1,129,570. The Company’s potential equity cost from the conversion feature and attached warrants of $1,249,500 has been recorded as an equity obligation liability. The effective discount rate on the Debentures over the two year maturity term is approximately 96%.

The future principal payments due under all notes payable are for fiscal year end July 31: 2009  $964,940, 2010  $717,560, Total  $1,682,500.

Note 6. Related Party Transactions

In 2008 the Company paid the balance due of approximately $15,000 on a vehicle owned by an officer.
The Company makes payments of $1,500 per month plus costs on a building lease held in the name of an entity under common control. The lease runs through July 2009, is noncancellable and contains a renewal option for two (1) year terms.  Required minimum future payments under the lease in fiscal year 2009 and total is $16,500.

Note 7.   Stockholders' Equity

During the Year ended July 31, 2008, the Company issued 4,003, 805 shares of common stock for consulting services and conversions of the notes payable (see notes payable).    On September 28, 2007 the Company received 75,000,000 shares of common stock from two shareholders. The board of directors of the Company met and subsequently cancelled the shares.  As of July 31, 2008 there are 75,037,810 shares of common stock issued and outstanding.

Stock options and warrants

At July 31, 2008 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under SFAS 123(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

During fiscal year 2008 the Company granted 6,250,000 common stock warrants in connection with debenture borrowings as more fully described in Note 5. In addition the Company issued 548,400 warrants to various individuals and entities for compensation, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $0.50 per share with the warrant terms expiring in November and December of 2009. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.2%, dividend yield of 0%, expected life of 2 years, volatility of 26%. The Company recorded total compensation expense under these warrant issuances of $861,694 in fiscal year 2008.

As of July 30, 2008, all of the 2008 warrant grants of 6,798,400 remained outstanding.

PART III

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our current directors and officers are as follows:

Name	Age	Position
Cady Johnson	57	Director, President, Chief Executive Officer
Christopher J. LeClerc	34	Chief Financial Officer and Director

Our directors serve until our next shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Dr. Cady Johnson, Director, President and Chief Executive Officer

Cady L. Johnson has been a director and our Chief Executive Officer and President since June 18, 2007. Since 2003 Dr. Johnson has been, and continues to be, Principal of GeoLogic VR LLC, an Arizona company.  He maintains an active consulting practice, specializing in groundwater models and uranium-resource investigations. Dr. Johnson is also an experienced professional pilot, rotary wing flight instructor and licensed airframe and powerplant mechanic. From 1998 to 2003 he was a pilot for Petroleum Helicopters, providing offshore and emergeny medical services. In 1997 he was a tour pilot for Papillon Grand Canyon Helicopters. Dr. Johnson was Senior Project Hydrogeologist for Woodward-Clyde Federal Services from 1991 to 1997. From 1990 to 1991 Dr. Johnson was Pilot/Mechanic for Helicopter Services of Nevada, and Associate/Hydrogeologist for Mifflin & Associates from 1986 to 1989. Dr. Johnson was Assistant Research Professor at the Desert Research Institute from 1985 to 1986, Senior Hydrogeologist/Geochemist for Coffey & Partners Pty. Ltd. in 1984, a staff consultant for Intera Environmental Consultants in 1983, and a Geologist and Research Geoscientist for Bendix Field Engineering Corp. from 1979 to 1982.

Dr. Johnson received a bachelor’s degree in Geology from Oregon State University in 1976 and a Ph.D. in Geology and Hydrology/Hydrogeology from the University of Nevada, Reno in 1982. He is a certified infrared thermographer and certified nuclear testing equipment operator.

Christopher J. LeClerc, Chief Financial Officer and Director

Christopher J. LeClerc was appointed our Chief Financial Officer on June 18, 2007. Mr. LeClerc was elected a director in December 2007. He has also been the President, Chief Financial Officer and Director of Liska Biometry, Inc. since June 2006. Prior to his employment with Liska biometry, Mr. LeClerc was employed by Andover Brokerage LLC (commencing May 2001), where he was responsible for a 12-member proprietary trading desk specializing in a wide range of investment strategies. Mr. LeClerc also worked at Mercer Partners L.P. (commencing February 1999). Mercer Partners L.P. is a New York-based investment bank and securities underwriter. Mr. LeClerc was a Director of Business Development and Head of OTC trading at Mercer Partners L.P. Previously, he has served as financial consultant and equities trader for Merrill Lynch, M.H. Meyerson and ETG LLC.

Other than as disclosed above, our directors and officers do not currently serve on the board of other public companies.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

·	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more that ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. Based solely upon our review, during the fiscal year ended July 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Form 3’s and Form 4’s have not been filed for Cady Johnson and Christopher LeClerc.

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

Item 10.      EXECUTIVE COMPENSATION

Prior to the acquisition of Wave Uranium on June 18, 2007, whilst we were still doing business as Iron Link Ltd, Alexandre Routkovski was our President, CEO, Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director; and Viktor Krukov was the Secretary and a director. A change of control took place on June 18, 2007 as a result of the acquisition of Wave Nevada and Messrs. Routkovski and Krukov resigned as officers and directors. On June 18, 2007 Dr. Cady L. Johnson was elected as the sole director and as President, and Christopher LeClerc was appointed Chief Financial Officer and Secretary. In December 2007 Mr. LeClerc was elected a director.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of our Chief Executive Officers who held this position during the last two fiscal years and any other executive officer who received total annual compensation greater than $100,000 for last two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation($)	Total ($)
Cady Johnson, Chief Executive Officer (1)	2008	45,000	0	300,000	0	0	0	0	345,000
	2007	0	0	0	0	0	0	0	0
Alexandre Routkovski, Chief Executive Officer (2)	2007	2,500	0	0	0	0	0	0	2,500
Christopher LeClerc, Chief Financial Officer (3)	2008	0	0	450,000	0	0	0	0	450,000
	2007	0	0	0	0	0	0	0	0

(1) Cady Johnson has been our chief executive officer since June 2007.

(2) Alexandre Routkovski was our chief executive officer from June 2006 to June 2007.

(3) Christopher LeClerc was appointed Chief Financial Officer in June 2007.

Executive Officer Employment Agreements

On June 15, 2007, we entered into an employment contract with Christopher J. LeClerc pursuant to which Mr. LeClerc agrees to act as our Chief Financial Officer in exchange for compensation of $24,000 per year. The agreement is at will. Pursuant to the employment agreement, we issued Mr. LeClerc 1,500,000 shares of our common stock in May 2008.

On May 1, 2007 we entered into an employment contract with Cady Johnson, pursuant to which Dr. Johnson agrees to act as our President and Chief Executive Officer in exchange for compensation of $60,000 per year. The agreement is at will. Pursuant to the employment agreement, we issued Dr. Johnson 1,000,000 shares of our common stock in May 2008 and will issue him another 1,000,000 shares on each anniversary as President of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of July 31, 2008.

Director Compensation

None of our directors received compensation for their service as directors during the fiscal year ended July 31, 2008.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of our common stock as of October 28, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors and executive officers, and (iii) all officers and directors as a group. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 28, 2008 upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 28, 2008, have been exercised.

Title of Class	Name and Address	Office	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Common	Cady L. Johnson 5348 Vegas Dr. Suite 228 Las Vegas, NV 89108	President, Chief Executive Officer, Director	1,000,000 (2)	1.3%
Common	Christopher LeClerc 5348 Vegas Drive Suite 228 Las Vegas, NV 89108	Chief Financial Officer, Director	1,500,000 (2)	2.0%
	All officers and directors as a group (2 persons)		2,500,000 (2)	3.3%
Common	Norman Meier Bettlistrasse 35 8600 Dübendorf Switzerland	None	40,000,005 (3)	53.3%
Common	Adripaul, Inc. Apatado 038202770 Panama Rep De Panama	None	4,972,000	6.6%

(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.
(2)	Represents shares due to be issued under such individual’s employment contract but not yet issued.
(3)	These shares were pledged to secure a loan to us.

Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, which are affiliates of each other, collectively own debentures and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding Common Stock. However, the debentures may not be converted, and the warrants may not be exercised if such conversion or exercise would result in the holder and its affiliates owning more than 4.99% of our outstanding Common Stock. Mitch Levine has voting and dispositive power with respect to the shares of Common Stock issuable to Enable Growth Partners LP, Enable Opportunity Partners LP, and Pierce Diversified Strategy Master Fund LLC.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

Equity Compensation Plan

As at July 31, 2008 we have no existing equity compensation plans.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000 or 1% of our total assets for the last fiscal year.

Director Independence

Neither of our directors is independent as defined under the Nasdaq Marketplace Rules.

PART IV

Item 13.      EXHIBITS

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Reorganization between Wave Uranium and the Registrant.(2)
2.2	Agreement of Sale between the Registrant and Alexandre Routkovski (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation changing name to Wave Uranium Holding (2)
3.4	Certificate of Amendment to Articles of Incorporation increasing authorized stock (4)
10.1	Software Development and Consulting Agreement (1)
10.2	Employment Agreement with Dr. Johnson (2)
10.3	Employment Agreement with Mr. LeClerc(2)
10.4	Wilson Creek Agreement (3)
10.5	Form of Debenture related to March 2008 financing (5)
10.6	Form of Warrant related to March 2008 financing (5)
10.7	Securities Purchase Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.8	Registration Right Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.9	Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.10	Pledge and Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.11	Subsidiary Guarantee, dated March 20, 2008 of Wave Uranium (5)
10.12	Form of Lock-Up Agreement (5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Annual Report.
(2)	Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Annual Report.
(3)	Filed with the Current Report on Form 8-K dated October 9, 2007 and incorporated by reference to this Annual Report.
(4)	Filed with our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, filed November 13, 2007, and incorporated by reference to this Annual Report.
(5)	Filed with Current Report on Form 8-K dated March 20, 2008 and incorporated by reference to this Annual Report.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

	Year Ended	Year Ended
	July 31, 2008 (1)	July 31, 2007
Audit Related Fees	$7,500	$7,500
Tax Fees	0	0
All Other Fees	0	0
Total	7,500	7,500

(1) estimated

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2008.

WAVE URANIUM HOLDING

Date: November 12, 2008	By: /s/ Cady L. Johnson Cady Johnson President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2008.

Date: November 12, 2008	By: /s/ Cady L. Johnson Cady Johnson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2008	By: /s/ Christopher J. LeClerc Christopher J. LeClerc Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)