Form 10-Q
period 2008-10-31
Wave Uranium Holding
filed 2008-12-15
CIK 1370816

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________To ________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of December 12, 2008 the Company had 260,126 shares of its common stock, par value $0.001, outstanding.

WAVE URANIUM HOLDING

FORM 10-Q

For the Quarterly Period Ended October 31, 2008

WAVE URANIUM HOLDINGS
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
ASSETS
Current Assets
Cash	$13,113	$234,189
Deferred Finance Charge	25,000	50,000
Total Current Assets	38,113	284,189
Capital Assets - Net	-	1,062

	-	1062
Total Assets	$38,113	$285,251

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$-	$6,510
Accrued Interest	87,180	53,212
Current Portion of Debt Discount	(813,613)	(961,167)
Current Portion of Notes Payable	1,367,530	964,940
Total Current Liabilities	641,097	63,495

Long Term Liabilities
Debt Discount	-	(168,403)
Long Term Debt	314,970	717,560
Equity Obligations	1,249,500	1,249,500
Total Long Term Debt	1,564,470	1,798,657

Total Liabilities	2,205,567	1,862,152

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 authorized
78,037,810 (2008) and 145,120,005 (2007) Shares
issued and outstanding	78,038	75,038
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding

Additional paid in capital	2,660,361	2,648,261
Defitcit Accumlated during the development stage	(4,905,853)	(4,300,200)
Total Stockholders Equity	(2,167,454)	(1,576,901)

Total Liabilities and Stockholders Equity	$38,113	$285,251

See notes accompanying to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months	Three Months	May 30, 2006
	Ended	Ended	(Inception) through
	October 31, 2008	October 31, 2007	October 31, 2008
Revenue	$-	$-	$-
Expenses
General Selling and Adminstrative	165,341	145,201	1,436,181
Depreciation	1,462		1,889
Warrant Expense	-		861,694
Bank Charges	49	214	1,007
Land Claim Fees	63,875	164,804	597,957
Non Cash Compensation			855,000
Amortization of Deferred Finance Charges	25,000		50,000
Impairment of Goodwill			266,667
Other Expenses		351	1,450
	255,727	310,570	4,071,845
Gain(Loss) on Operations	(255,727)	(310,570)	(4,071,845)
Other Income (expense)
Amortization of Debt Discount	(315,957)		(748,887)
Interest Expense	(33,969)	(3,127)	(100,714)
	(349,926)	(3,127)	(849,601)
Net Income (Loss) before provision for income tax	(605,653)	(313,697)	(4,921,446)
Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(605,653)	(313,697)	(4,921,446)
Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553) - net of tax		-	15,593
Net Income (Loss)	$(605,653)	$(313,697)	$(4,905,853)
Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.01)	$(0.00)
Discontinuted operations	-	-
Combined	$(0.01)	$(0.00)
Weighted Average Number of Common Shares	75,200,853	95,766,175

See notes accompanying to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	May 30, 2006
	Ended	Ended	(Inception) through
	October 31 3008	July 31, 2007	October 31, 2008
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(605,653)	$(313,697)	$(4,905,853)
Less: (Income) loss from discontinued operations	-
Net loss from continuing operations	(605,653)		(4,921,510)
Adustments:
Stock issued for services	15,100		1,774,294
Impairment of goodwill	-		266,667
Amortization - debt discount	315,957		748,887
Depreciation	1,462		1,816
Changes in assets & liabilities from continuing operations
Deferred Financing Fees	25,000		(25,000)
Deposits
Prepaids	-
Accounts Payable	(6,510)	(2,043)
Accrued Expenses	33,968	3,127	102,268
Other			(500)
Due Related Parties	-		2,121
Cash flow from operating activities by continuing operations	(220,676)	(312,613)	(2,050,957)
Cash Flow from investing activities
Purchase of fixed assets	(400)	(3,221)	(2,259)
Net cash provided by (used for) from investing activities	(400)	(3,221)	(2,259)
Cash Flow from Financing activities
Notes payable - borrowings		414082	1,764,091
Notes payable - payments			(8,547)
Issuance of stock			310,785
Net cash provided by (used for) from financing activities	-	414,082	2,066,329
Net cash used in continuing operations	(221,076)	98,248	13,113
Cash Flow from discontinued operations	-
Net change in cash	(221,076)	98,248	13,113
Beginning cash	234,189	3,997
Ending cash	$13,113	$102,245	$13,113

Schedule of Non-Cash Investing and Financing Activities
In 2007 the Company issued 40,000,005 shares for all the shares in a private corporation valued at $266,667.
In 2008 lendors to the Company converted $386,653 of notes payable and accrued interest into 1,068,805 shares of common stock.

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to the consolidated financial statements

WAVE URANIUM HOLDING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2008.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the quarter ended October 31, 2008, the Company incurred a net loss of $ 585,701.

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
(5)   Notes Payable

During the year ended July 31, 2008 the company converted a total of 374,082 of its notes payable in to common stock.  The Company converted the notes at $0.35, as such the Company issued 1,068,000 shares of its common stock.  To date, October 31 ,2008 the Company has $120,000 total notes payable. If the Company obtains equity financing the notes become due.

(6)  Long Term Debt

On March 20, 2008, Wave Uranium Holding (the “Company”) entered into a securities purchase agreement (the “Agreement”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate face amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the “Debentures”). The Debentures bear interest at 8% and mature twenty-four months from the date of issuance. The Debentures are convertible at the option of the holder at any time into shares of common stock, at an initial conversion price (based on the face amount of the Debentures) equal to $0.25 (“Initial Conversion Price”). Accordingly, the implied conversion price, based on the aggregate purchase price of $1,250,000, is $0.20 per share.

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

The full face amount of the Debentures is due upon default under the terms of the Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, until the face amount of the Debentures is paid in full (“Monthly Redemption Date”), the Company must repay 1/18th of the original face amount of the Debentures. Interest on the Debentures is payable on each Monthly Redemption Date. The Company may make payments of principal and interest on the Debentures, either in cash or in common stock, at the option of the Company. If principal or interest on the Debenture is paid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company’s right to make payments of principal and interest on the Debentures prepay the Debentures in shares of common stock is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such payment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company’s common stock for the 20 trading days prior to the applicable monthly redemption date.

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

Additionally the company has shown the current portion of the debt in current liabilities, also the company has discounted the note under the interest method and will amortize the debt discount over the life of the loan.  During the quarter ended October 31, 2008 the company amortized $315, 957 of the debt discount.

(7)   Stockholders' Equity

As of July 31, 2008, the Company issued 4,003, 805 shares of common stock for consulting services and conversions of the notes payable (see notes payable).    On September 28, 2007 the Company received 75,000,000 shares of common stock from a shareholder.  The board of director’s of the Company met and subsequently cancelled the shares.  As of July 31, 2008 there are 75,037,810 shares of common stock issued and outstanding.  During the quarter ended October 31, 2008 the Company issued 3,000,000 shares to a consultant.  As of October 31, 2008 there are 78,037,810 shares outstanding.

(8)   Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares  utstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if  any, are not considered in the computation.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

 Overview

 We are engaged in the acquisition of mineral rights on properties that our management believes hold potential for significant uranium deposits. Our current geographic focus is southeastern Utah and certain areas in Arizona. On September 20, 2007 we signed an agreement with Handley Minerals, Inc. whereby we acquired an option to purchase a 100% interest in the mineral rights to the Wilson Creek project which consists of ten claims situated in the county of Gila, Arizona (the “Wilson Creek Property”). In September of 2007 we acquired 1337 mining claims in the Mineral Canyon District of Utah and 153 additional claims in eastern Arizona for costs to us of $330,000. Property evaluations on both claims areas were conducted during 2008, resulting in preliminary exploration models that favor a subset of the original claims.  As a result, 500 claims in Utah (the “Utah Claims”), and 11 claims in Arizona (Fairview Claims) were renewed in September of 2008, and the Option Agreement with Handley Minerals was cancelled. Six leases in Utah will also be renewed.

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

Recent Development

On November 20, 2008, we effected a 300-to-1 reverse split of our common stock.  Share amounts in this report are not retroactively adjusted for the reverse stock split.

Results of Operations for the three months ended October 31, 2008 and 2007 and for the period from May 30, 2006 (inception) to October 31, 2008

Our results of operations are presented below:

	Three Months Ended	Three Months Ended	Accumulated from May
	October 31, 2008	October 31, 2007	30, 2006 (Date of
			Inception) to October 31, 2008
Costs and Expenses:
General and Administrative	$165,341	$145,201	$1,436,181
Depreciation	$1,462	$ –	$ 1,889
Warrant Expense	$ –	$ –	$861,694
Bank Charges	$49	$214	$1,007
Land Claim Fees	$63,875	$164,804	$597,957
Non Cash Compensation	$ –	$ –	$855,000
Amortization of Deferred Finance Charges	$25,000	$ –	$50,000
Impairment of Goodwill	$ –	$ –	$266,667
Other Expenses	$ –	$351	$1,450
Total Operating Expenses	$255,727	$310,570	$4,071,845
Loss on Operations	$255,727	$310,570	$4,071,845
Net Loss	$605,653	$313,697	$4,921,446
(Loss) per common share (basic and fully diluted)	$(0.01)	$(0.00)	-
Weighted average common shares outstanding	75,200,853	95,766,175	-

Lack of Revenue

Since our inception on May 30, 2006 to October 31, 2008, we had not yet earned any revenues. As of October 31, 2008, we have incurred total liabilities of $4,373,021 and our accumulated deficit is $4,905,853. At this time, our ability to generate any significant revenues continues to be uncertain. Our auditor's report, dated October 25, 2008, included in our July 31, 2008 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Our total expenses for the three months ended October 31, 2008 were $255,727 compared to $310,570 for the three month period ended October 31, 2008. The major components of our expenses consisted of a) general and administrative expenses ($165,341 for the three months ended October 31, 2008, compared to $145,201 for three months ended October 31, 2007) b) depreciation ($1,462 for the three months ended October 31, 2008, compared to $0 for the three months ended October 31, 2008), c) bank charges ($49 for the three months ended October 31, 2008, compared to $214 for three months ended October 31, 2008) d) land claim fees ($63,875 for the three months ended October 31, 2008 compared to $164,804 for the three months ended October 31, 2007) e) Amortization of Deferred Finance Charges ($25,000 for the three months ended October 31, 2008, compared to $0 for the three months ended October 31, 2007), and f) other expenses ($0 for the three months ended October 31, 2008, compared to $351 for the three months ended October 31, 2007).

For the three months ending October 31, 2008 our total operating expenses were $255,727 compared to $310,570 for the same period last year. The decrease is primarily attributable to the decrease in land claim fees as a result of fewer claims.

Our general and administrative expenses consisted of the following: salaries, filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), marketing, and mineral property expenses.

As a result of the foregoing we incurred a net operating loss of $255,727 for the three months ended October 31, 2008, compared to a net operating loss of $310,570 for the three months ended October 31, 2007.

Net Losses

For the three months ended October 31, 2008 we incurred a net loss of $605,653 compared to a net loss of $313,697 for the three months ended October 31, 2007. The increase in net loss was primarily attributable to amortization of debt discount of $315,957 for the three months ended October 31, 2008, compared to $0 for the three months ended October 31, 2007.

Plan of Operations

Our twelve-month plan of operation for the Utah property is to continue exploration of the Federal claims and State leases, and to purchase a contiguous block of 700 claims from Future Energy, LLC that contains proven uranium resources based on drilling records acquired and analyzed in 2008. Validation of the exploration model developed in 2008 will involve additional geologic mapping, supported by a modest Phase I drilling effort to depths of up to 1,500 feet, if funding permits.

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

Based on the planned expenditures of our plan of operation over the next 12 months, we require a minimum of approximately $1,000,000 to proceed with our plan of operations. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this report for at least the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations.

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

Liquidity and Capital Resources

As at October 31, 2008 we had cash in the amount of $13,113 and a working capital deficit of $602,984. As of October 31, 2008 our total assets were $38,113 and our total liabilities were $2,205,567.

We have an immediate need for funding of approximately $300,000 to $500,000. There is no assurance such funding will be available on terms acceptable to us, or at all. Failure to secure such funding may result in the Company depleting its available funds and not being able pay its obligations. Even if such funding if obtained, we will need additional funding within the next year to carry out our plan of operations. There is no assurance any funding will be available on terms acceptable to the Company, or at all.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

During our fiscal quarter ended October 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any legal proceedings.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2008, the Company issued 3,000,000 shares of common stock to Don Regan for consulting services rendered. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

Interest and amortization payments on our 8% Original Issue Discount Senior Secured Convertible Debentures (“Debentures”), issued in March 2008 in the aggregate face amount of $1,562,500, are due and payable monthly commencing on October 1, 2008. No payment on the Debentures has been made to date. Approximately $190,000 in interest and amortization is due and unpaid on the Debentures as of the date of the filing of this report.

Item 4. Submission of Matters to a Vote of Security Holders

On August 26, 2008, we obtained the written consent of the holder of 40,000,005 of our 75,036,810 outstanding shares of common stock as of August 26, 2008, for approval of a 300-to-1 reverse split of our common stock.

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

WAVE URANIUM HOLDING

Date: December 15, 2008	By: /s/ Cady L. Johnson Cady L. Johnson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 15, 2008	By: /s/ Christopher J. LeClerc Christopher J. LeClerc Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)