Form 10-Q
period 2009-01-31
Wave Uranium Holding
filed 2009-03-23
CIK 1370816

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

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

As of March 15, 2009 the Company had 260,126 shares of its common stock, par value $0.001, outstanding.

WAVE URANIUM HOLDING

FORM 10-Q

For the Quarterly Period Ended January 31, 2009

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2009	July 31, 2008

ASSETS
Current Assets
Cash	$-	$234,189
Deferred Finance Charge	-	50,000

Total Current Assets	-	284,189

Capital Assets - Net	-	1,062

	-	1062
Total Assets	$-	$285,251

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$-	$6,510
Bank Overdraft	316
Accrued Interest	121,149	53,212
Current Portion of Debt Discount	(571,044)	(961,167)
Current Portion of Notes Payable	1,682,500	964,940
Total Current Liabilities	1,232,921	63,495

Long Term Liabilities
Debt Discount		(168,403)
Long Term Debt	-	717,560
Equity Obligations	1,249,500	1,249,500
Total Long Term Debt	1,249,500	1,798,657

Total Liabilities	2,482,421	1,862,152

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 authorized
260,126 (2008) and 483,733 (2007) Shares
issued and outstanding	260	250
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding

Additional paid in capital	2,737,807	2,723,049
Defitcit Accumlated during the development stage	(5,220,488)	(4,300,200)
Total Stockholders Equity	(2,482,421)	(1,576,901)

Total Liabilities and Stockholders Equity	$-	$285,251

See notes accompanying to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	May 30, 2006 (Inception) through January 31, 2009

Revenue	$-		$-		$-

Expenses
General Selling and Adminstrative	13,423	147,150	178,764	290,405	1,449,604
Depreciation	-		1,462	-	1,889
Warrant Expense	-	740,840	-	740,840	861,694
Bank Charges	250	46	299	255	1,257
Land Claim Fees	-	266,750	63,875	431,582	597,957
Non Cash Compensation		-			855,000
Amortization of Deferred Finance Charges	25,000	-	25,000		50,000
Impairment of Goodwill					266,667
Other Expenses		67,500		67,851	1,450
	38,673	1,222,286	269,400	1,530,933	4,085,518

Gain(Loss) on Operations	(38,673)	(1,222,286)	(269,400)	(1,530,933)	(4,085,518)

Other Income (expense)
Amortization of Debt Discount	(241,993)	-	(582,950)		(1,015,880)
Interest Expense	(33,969)	(13,355)	(67,938)	(16,482)	(134,683)
	(275,962)	(13,355)	(650,888)	(16,482)	(1,150,563)

Net Income (Loss) before provision for income tax	(314,635)	(1,235,641)	(920,288)	(1,547,415)	(5,236,081)

Provision for income tax	-		-		-

Net Income(Loss) from Continuing Operations	(314,635)	(1,235,641)	(920,288)	(1,547,415)	(5,236,081)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax		-		-	15,593

Net Income (Loss)	$(314,635)	$(1,235,641)	$(920,288)	$(1,547,415)	$(5,220,488)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(1.21)	$(5.35)	$(3.60)	$(4.92)
Discontinuted operations	-	-	-	-
Combined	$(1.21)	$(5.35)	$(3.60)	$(4.92)

Weighted Average Number of Common Shares	260,126	231,128	255,293	314,448

See notes accompanying to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	May 30, 2006 (Inception) through January 31, 2009

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(920,288)	$(1,547,414)	$(5,220,488)
Less: (Income) loss from discontinued			(15,657)
Operations	-
Net loss from continuing operations	(920,288)		(5,236,145)

Adustments:
Stock issued for services	15,100	740,840	1,774,294
Impairment of goodwill	-		266,667
Amortization - debt discount	558,781		990,880
Depreciation	1,462	1,804	1,816
Changes in assets & liabilities from
continuing operations

Deferred Financing Fees	50,000		(50,000)
Deposits
Prepaids	-
Accounts Payable	(6,510)	(2,043)
Accrued Expenses	67,666	14,529	121,949
Other			(500)
Due Related Parties	-		2,121

Cash flow from operating activities by continuing operations	(233,789)	(792,284)	(2,128,918)

Cash Flow from investing activities
Purchase of fixed assets	(400)	(3,221)	(2,259)
Net cash provided by (used for) from investing activities	(400)	(3,221)	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings		474067	1,764,091
Notes payable - payments			(8,547)
Issuance of stock		323,085	375,633

Net cash provided by (used for) from financing activities	-	797,152	2,131,177

Net cash used in continuing operations	(234,189)		-

Cash Flow from discontinued operations	-

Net change in cash	(234,189)	1,647	-

Beginning cash	234,189	3,997	-

Ending cash	$-	$5,644	$-

Schedule of Non-Cash Investing and Financing Activities

In 2007 the Company issued 40,000,005 shares for all the shares in a private corporation valued at $266,667.
In 2008 lendors to the Company converted $386,653 of notes payable and accrued interest into 1,068,805 shares of common stock.

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See notes accompanying to the consolidated financial statements

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2008.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2006. Stock-based awards to non-employees are accounted for whichever is more reliably measurable in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) “Share Based Payment” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the quarter ended January 31, 2008, the Company incurred a net loss of $ 314,635.

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

(5)   Notes Payable

During the year ended July 31, 2008 the company converted a total of 374,082 of its notes payable in to common stock.  The Company converted the notes at $0.35, as such the Company issued 1,068,000 shares of its common stock.  To date, January 31 ,2008 the Company has $120,000 total notes payable. If the Company obtains equity financing the notes become due.

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

Additionally the company has shown the current portion of the debt in current liabilities, also the company has discounted the note under the interest method and will amortize the debt discount over the life of the loan.  During the quarter ended Ocotober 31, 2008 the company amortized $315, 957 of the debt discount.

(7)   Stockholders' Equity

As of July 31, 2008, the Company issued 4,003, 805 shares of common stock for consulting services and conversions of the notes payable (see notes payable).    On September 28, 2007 the Company received 75,000,000 shares of common stock from a shareholder.  The board of director’s of the Company met and subsequently cancelled the shares.  As of July 31, 2008 there are 75,037,810 shares of common stock issued and outstanding.  During the quarter ended October 31, 2008 the Company issued 3,000,000 shares to a consultant.  As of January 31, 2008 there are 78,037,810 shares outstanding.

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

(9)   Subsequent Events

On March 19, 2009 the Company received a bridge note of $40,000 due six months from the date of the note.  The interest rate on the note is 14%.

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

Introduction

We were originally organized under the name Iron Link Ltd. on May 31, 2006 to test and develop IPTV based ethnic media services. We raised $48,192 in a registered public offering from the sale of 100,400 shares of common stock, but expended these funds without being able to attain revenues. In June 2007 we lacked the cash to further develop our business and had negative stockholders’ equity. Management agreed to sell its 250,000 shares of common stock to Norman Meier on June 18, 2007, and the IPTV assets were disposed of. Concurrently with the sale of shares, and immediately prior to the disposal of the IPTV assets, we issued 133,333 shares of common stock to Norman Meier to acquire Wave Uranium, a Nevada corporation (“Wave Sub”). On June 22, 2007 we amended our Articles of Incorporation to change our name to Wave Uranium Holding. On July 13, 2007 the Articles of Incorporation were further amended to increase the number of authorized shares of common stock from 75 million to 145 million and to authorize the issuance of 5 million shares of preferred stock. On July 31, 2007 our Board approved resolutions to increase our authorized common stock to 150 million and we effected a 15 for 1 forward split of our common stock.  On September 26, 2007, Mr. Meier cancelled the 250,000 shares he had acquired from former management, resulting in 233,734 shares outstanding. On November 20, 2008, we effected a 300-to-1 reverse split of our common stock.

Since June 2007 we have been developing our business plan and have acquired numerous uranium claims in Utah and Arizona and State mineral leases in Utah.

At the time of the reorganization and restructuring, Wave Sub had never engaged in business and had no business at that time, but intended to enter the uranium exploration and development business.

As of the date of this report, due to a lack of working capital, we intend to sell our leasehold interests and pursue a business combination through the acquisition of, or merger with, another entity. There is no assurance the company will succeed in carrying out such plans.

Results of Operations for the three and months ended January 31, 2009 and 2008

Lack of Revenue

Since our inception on May 30, 2006 to January 31, 2009, we had not yet earned any revenues. As of January 31, 2009, we have an accumulated deficit is $5,220,488. Our auditor's report, dated October 25, 2008, included in our July 31, 2008 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Our total operating expenses for the three and six months ended January 31, 2009 were $38,673 and $269,400, respectively, compared to $1,222,386 and $1,530,933 and for the three and six months ended January 31, 2008, respectively. The Company reduced its operating expenses due to a lack of working capital.

As a result of the foregoing we incurred a net operating loss of $38,673 and $269,400 for the three and six months ended January 31, 2009, respectively, compared to a net operating loss of $1,222,286 and $1,530,933 for the three and six months ended January 31, 2008, respectively.

Net Losses

For the three and six months ended January 31, 2009 we incurred a net loss of $314,635 and $920,288, respectively, compared to a net loss of $1,235,641 and $1,547,415 for the three and six months ended January 31, 2009, respectively. The decrease in net loss was primarily attributable to the Company reducing its operating expenses due to a lack of working capital.

Plan of Operations

As of the date of this report, due to a lack of working capital, we intend to sell our leasehold interests and pursue a business combination through the acquisition of, or merger with, another entity. There is no assurance the company will succeed in carrying out such plans.

Liquidity and Capital Resources

As of January 31, 2009 we had a cash balance of $0 and a working capital deficit of $1,232,921. As of January 31, 2009 our total assets were $0 and our total liabilities were $2,482,421.

On March 19, 2009, the Company issued and sold promissory notes in the aggregate principal amount of $40,000 to accredited investors. The notes mature on June 17, 2009. The Company is using the proceeds to repay certain obligations while it pursues a sale of its leasehold interests and a business combination transaction.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

During our fiscal quarter ended January 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any legal proceedings.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Interest and amortization payments on our 8% Original Issue Discount Senior Secured Convertible Debentures (“Debentures”), issued in March 2008 in the aggregate face amount of $1,562,500, are due and payable monthly commencing on October 1, 2008. No payment on the Debentures has been made to date. Approximately $250,000 in interest and amortization is due and unpaid on the Debentures as of the date of the filing of this report.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.

Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE URANIUM HOLDING

Date: March 23, 2009
By:   /s/ Christopher J. LeClerc
Christopher J. LeClerc
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)