Form 10-Q
period 2009-04-30
Wave Uranium Holding
filed 2009-06-22
CIK 1370816

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  ☐   No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 19, 2009 the Company had 276,794 shares of its common stock, par value $0.001, outstanding.

WAVE URANIUM HOLDING
FORM 10-Q

For the Quarterly Period Ended April 30, 2009

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2008

ASSETS
Current Assets
Cash	$-	$234,189
Deferred Finance Charge	-	50,000

Total Current Assets	-	284,189

Capital Assets - Net	-	1,062

	-	1062
Total Assets	$-	$285,251

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$-	$6,510
Bank Overdraft	71
Accrued Interest	155,466	53,212
Current Portion of Debt Discount	(571,044)	(961,167)
Current Portion of Notes Payable	1,722,500	964,940
Total Current Liabilities	1,306,993	63,495

Long Term Liabilities
Debt Discount		(168,403)
Long Term Debt	-	717,560
Equity Obligations	-	1,249,500
Total Long Term Debt	-	1,798,657

Total Liabilities	1,306,993	1,862,152

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 authorized
276,794 (2009) and 483,733 (2008) Shares
issued and outstanding	277	250
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding

Additional paid in capital	3,987,290	2,723,049
Defitcit Accumlated during the development stage	(5,294,560)	(4,300,200)
Total Stockholders Equity	(1,306,993)	(1,576,901)

Total Liabilities and Stockholders Equity	$-	$285,251

See notes accompanying to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	April 30, 2009

Revenue	$-		$-		$-

Expenses
General Selling and Adminstrative	39,755	661,682	218,519	952,226	1,489,359
Depreciation	-		1,462	-	1,889
Warrant Expense	-	-	-	740,840	861,694
Bank Charges	-	313	299	567	1,257
Land Claim Fees	-	60,000	63,875	491,582	597,957
Non Cash Compensation		855,000		855,000	855,000
Amortization of Deferred Finance Charges	-	6,250	25,000	6,250	50,000
Impairment of Goodwill					266,667
Other Expenses		312,500		380,351	1,450
	39,755	1,895,745	309,155	3,426,816	4,125,273

Gain(Loss) on Operations	(39,755)	(1,895,745)	(309,155)	(3,426,816)	(4,125,273)

Other Income (expense)
Amortization of Debt Discount	-	(114,776)	(582,950)	(114,776)	(1,015,880)
Interest Expense	(34,317)	(15,481)	(102,255)	(31,963)	(169,000)
	(34,317)	(130,257)	(685,205)	(146,739)	(1,184,880)

Net Income (Loss) before provision for income tax	(74,072)	(2,026,002)	(994,360)	(3,573,555)	(5,310,153)

Provision for income tax	-		-		-

Net Income(Loss) from Continuing Operations	(74,072)	(2,026,002)	(994,360)	(3,573,555)	(5,310,153)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553) - net of tax		-		-	15,593

Net Income (Loss)	$(74,072)	$(2,026,002)	$(994,360)	$(3,573,555)	$(5,294,560)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.27)	$(8.32)	$(3.81)	$(15.46)
Discontinuted operations	-	-	-	-
Combined	$(0.27)	$(8.32)	$(3.81)	$(15.46)

Weighted Average Number of Common Shares	273,423	243,644	261,300	231,128

See notes accompanying to the consolidated financial statements

WAVE URANIUM HOLDINGS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	(Inception) through
	April 30, 2009	April 30, 2008	April 30, 2009

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(994,360)	$(3,573,555)	$(5,294,560)
Less: (Income) loss from discontinued Operations	-		(15,657)
Net loss from continuing operations	(994,360)	(3,573,555)	(5,310,217)

Adustments:
Stock issued for services	15,100	1,595,840	1,774,294
Impairment of goodwill	-		266,667
Amortization - debt discount	558,781		990,880
Depreciation	1,462	1,804	1,816
Changes in assets & liabilities from
continuing operations

Deferred Financing Fees	50,000	(75,000)	(50,000)
Deposits
Prepaids	-
Accounts Payable	(6,510)	(90)
Accrued Expenses	101,983	30,010	156,266
Other	(262)	121,027	(762)
Due Related Parties			2,121
Cash flow from operating activities
by continuing operations	(273,806)	(1,899,964)	(2,168,935)

Cash Flow from investing activities
Purchase of fixed assets	(400)	(3,221)	(2,259)
Net cash provided by (used for) from investing activities	(400)	(3,221)	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	40,000	2056567	1,804,091
Notes payable - payments			(8,547)
Issuance of stock	17	323,085	375,650

Net cash provided by (used for) from financing activities	40,017	2,379,652	2,171,194

Net cash used in continuing operations	(234,189)	476,467	-

Cash Flow from discontinued operations	-

Net change in cash	(234,189)	476,467	-

Beginning cash	234,189	3,997	-

Ending cash	$-	$480,464	$-

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
April 30, 2009
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of July 31, 2008, including notes thereto included in the Company's Form 10-KSB.

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2009.

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

Reverse Stock Split

On November 1, 2008 the Company and shareholders authorized a 300 to 1 reverse stock split.  The financials reflect the split.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the quarter ended April 30, 2009, the Company incurred a net loss of $ 74,062.

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

On March 20th the Company received a bridge note of $40,000.  The note is payable June 17, 2009 and carries a 10% per annum interest rate.  In Conjunction with the note the maker agreed to convert all warrants in the prior financing to 16,668 shares of common stock.

(7)   Stockholders' Equity

As of July 31, 2008, the Company issued 4,003, 805 shares of common stock for consulting services and conversions of the notes payable (see notes payable).    On September 28, 2007 the Company received 75,000,000 shares of common stock from a shareholder.  The board of director’s of the Company met and subsequently cancelled the shares.  As of July 31, 2008 there are 75,037,810 shares of common stock issued and outstanding.  During the quarter ended October 31, 2008 the Company issued 3,000,000 shares to a consultant.  As of April 30, 2009 there are 274,767 shares outstanding (reverse stock split reflected).

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations of Wave Uranium Holding (the “Company”, “we”, “us” or “our”) includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Results of Operations for the three and nine months ended April 31, 2009 and 2008

Lack of Revenue

Since our inception on May 30, 2006 to April 30, 2009, we had not yet earned any revenues. As of April 30, 2009, we have an accumulated deficit is $5,294,560. Our auditor's report, dated October 25, 2008, included in our July 31, 2008 year-end financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Our total operating expenses for the three and nine months ended April 30, 2009 were $39,755 and $309,155, respectively, compared to $1,895,745 and $3,426,816 and for the three and nine months ended April 30, 2008, respectively. The Company reduced its operating expenses due to a lack of working capital.

As a result of the foregoing we incurred a net operating loss of $39,755 and $309,155 for the three and nine months ended April 30, 2009, respectively, compared to a net operating loss of $1,895,745 and $3,426,816 for the three and nine months ended April 30, 2008, respectively.

Net Losses

For the three and nine months ended April 30, 2009 we incurred a net loss of $74,072 and $994,360, respectively, compared to a net loss of $2,026,002 and $3,573,555 for the three and nine months ended April 30, 2009, respectively. The decrease in net loss was primarily attributable to the Company reducing its operating expenses due to a lack of working capital.

Plan of Operations

As of the date of this report, due to a lack of working capital, we intend to sell our leasehold interests and pursue a business combination through the acquisition of, or merger with, another entity. There is no assurance the company will succeed in carrying out such plans.

Liquidity and Capital Resources

As of April 30, 2009 we had a cash balance of $0 and a working capital deficit of $1,306,993. As of April 30, 2009 our total assets were $0 and our total liabilities were $1,306,993.

On March 19, 2009, the Company issued and sold promissory notes in the aggregate principal amount of $40,000 to accredited investors. The notes have a maturity date of June 17, 2009 and are convertible into shares of common stock of the Company at a conversion price of $0.10 per share. The Company used the proceeds to repay certain obligations while it pursues a sale of its leasehold interests and a business combination transaction.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

N/A

Item 4T. Controls and Procedures   Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

During our fiscal quarter ended April 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Interest and amortization payments on our 8% Original Issue Discount Senior Secured Convertible Debentures (“Debentures”), issued in March 2008 in the aggregate face amount of $1,562,500, are due and payable monthly commencing on October 1, 2008. No payment on the Debentures has been made to date. Approximately $310,000 in interest and amortization is due and unpaid on the Debentures as of the date of the filing of this report.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.

Exhibits

4.1	Form of Note (filed as exhibit to 8-K filed on March 24, 2009 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE URANIUM HOLDING

Date: June 22, 2009
By: /s/ Christopher J. LeClerc
Christopher J. LeClerc
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)