Form 10-K
period 2009-07-31
FBC Holding Inc.
filed 2009-11-17
CIK 1370816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission file number 000-52854

                                FBC HOLDING INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                71-1026782
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation of Organization)                              Identification No.)

137 S. Reeves Drive, Beverly Hills, CA                             90201
(Address of principal executive offices)                         (Zip Code)

                                 (310) 383-4910
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of January 30, 2009, which was the last business day of the registrant's most recent second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $36,578.40 based on the closing sale price of $0.30 per share on that date.

Number of common shares outstanding at November 17, 2009: 560,262

                                TABLE OF CONTENTS

PART I

Item 1.     Description of Business                                            3

Item 1A.    Risk Factors                                                       5

Item 1B.    Unresolved Staff Comments                                          5

Item 2.     Properties                                                         5

Item 3.     Legal Proceedings                                                  5

Item 4.     Submission of Matters to a Vote of Security Holders                5

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters           6

Item 6.     Selected Financial Data                                            7

Item 7.     Management's Discussion and Analysis or Results of Operations      7

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk         9

Item 8.     Financial Statements and Supplementary Data                        9

Item 9.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          25

Item 9A.    Controls and Procedures                                           25

Item 9A(T). Controls and Procedures                                           25

Item 9B.    Other Information                                                 26

PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 26

Item 11.    Executive Compensation                                            28

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   29

Item 13.    Certain Relationships, Related Transactions and Director
            Independence                                                      30

Item 14.    Principal Accountant Fees and Services                            30

PART IV

Item 15.    Exhibits and Financial Statement Schedules                        31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", "the Company", and "FBC" mean FBC Holding Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

OVERVIEW

We were incorporated as a Nevada company on March 16, 2007 as Wave Uranium Holding. On September 24, 2009 we merged with FBC Holding Inc. and changed our name to FBC Holding Inc. We are a development stage company. Through our merger we now own and operate three subsidiary companies, FBC Group, Beverly Hills Choppers and Johnny Fratto Social Club Inc. We have three separate yet very synergistic focuses in branding and marketing for products and celebrities, as well as sales and distribution for Beverly Hills Choppers' two and three wheelers in addition to a clothing and jewelry line. We also have a social network and media outlet through JFSC.TV including its other websites.

Our principal offices are located at 137 S. Reeves Drive, Beverly Hills, CA 90201. Our fiscal year end is July 31.

Our common stock trades on the FINRA-operated Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol "FBCD.OB". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network. Information on the OTCBB can be found at www.otcbb.com. We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

OUR BUSINESS

On September 24, 2009, we completed the purchase and merger with FBC Holding Inc. This purchase allowed us to become a branded entertainment company. Through our subsidiaries we are able to align brand attributes with entertainment vehicles that are a reflection of the advertiser's brand personality. Below is some specific information regarding our new product lines.

BEVERLY HILLS CHOPPERS

[BEVERLY HILLS CHOPPERS LOGO]

Beverly Hills Choppers is a lifestyle products company that was initially developed in 2004. It has approximately $500,000 of revenues to date. Beverly Hills Choppers main product line is a scaled down classic American chopper. It has a similar efficiency, maneuverability, and low horsepower of its European cousin, the Vespa. To date its products have been exclusively available only to celebrities. Some celebrities who own some Beverly Hills Choppers are Paris Hilton, Nicole Ritchie and other pop culture celebrities. The brand, concept and products were developed by Johnnie Fratto. More information about its products can be found at www.beverlyhillschopper.com.

JFSC.TV (Johnny Fratto Social Club)

[JOHNNY FRATTO SOCIAL CLUB LOGO]

JFSC.TV is a social network site that was launched in 2007. It hasn't generated any revenues to date. The website is driven by demand from fans of Johnnie Fratto from his appearances on The Howard Stern Radio Show, where he has made dozens of appearances. Over time, the home page has evolved into a home page for Johnnie Fratto fans incorporating online forums and developing a captive social network. There have been over 5 million unique visitors to the site and over 54 million page views to date. More information can be found at www.jfsc.tv.

PLAN OF OPERATION

As we have recently completed our acquisition of FBC Holding, we have not completed a plan of operation and have not anticipated the cost of further exploiting and expanding our new business opportunities. We intend to complete a plan of operation during the next quarter. There no assurance that we will be able to accurately anticipate the cost of expanding our new business opportunities.

Our plan of operation will include a budget for a planned expansion program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies, unanticipated problems in implementing our business plan and delays experienced in completing our business plan. Increases in costs could result in us not being able to carry out our business without additional financing. There is no assurance that we would be able to obtain additional financing in this event. This could prevent us from achieving revenues.

MARKETS AND COMPETITION

We are a marketing and branding entertainment company. We compete with other marketing and branding companies, large advertisers, other motorcycle and chopper companies. Many of these larger companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on the development of their business and advertising and developing their products. In addition, they may be able to afford more experienced and qualified personnel to develop their business. This competition could result in competitors having taking a larger share of our market and could adversely impact on our ability to achieve the financing necessary for us to further develop our business plan.

We will also compete with other marketing and branding companies for financing from a limited number of investors that are prepared to make investments in these companies. T he presence of competing companies may impact on our ability to raise additional capital in order to fund our development if investors are of the view that investments in competitors are more attractive based on the merit of their business under investigation and the price of the investment offered to investors.

GOVERNMENT REGULATIONS

Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the Federal Trade Commission, the United States Post Office, the Consumer Product Safety Commission, the Federal Communications Commission, various States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to our operations, and to various products marketed by us are numerous, complex and subject to change.

We will collect and remit sales tax in the states in which we have a physical presence. We are prepared to collect sales taxes for other states, if laws are passed requiring such collection. We do not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on our financial condition or results of operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not spent any amounts on research and development activities since our inception.

EMPLOYEES AND CONSULTANTS

As of November 13, 2009, we have no part time or full time employees. Christopher LeClerc, our director and President works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 30 hours a week to our operations.

SUBSIDIARIES

As of November 13, 2009, we have the following wholly owned subsidiaries: Wave Uranium, FBC Holding CA, and FBC Holding NV.

INTELLECTUAL PROPERTY

We have not filed for any protection of our trademark for FBC Holding. We own the copyright of all of the contents of our websites, www.beveryhillschoppers.com, and www.jfsc.tv.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 137 S. Reeves Drive, Beverly Hills, CA 90201

ITEM 3. LEGAL PROCEEDINGS

As of November 13, 2009, there are no any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol "FBCD.OB". The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

          Period                                       High              Low
          ------                                       ----              ---

May 1, 2009 - July 31, 2009                            0.12              0.09
February 1, 2009 - April 30, 2009                      1.50              0.10
November 1, 2009 - January 31, 2009                    2.10              0.09
August 1, 2008 - October 31, 2008                      4.80              0.21
May 1, 2008 - July 31, 2008                          144.00              3.00
February 1, 2008 - April 30, 2008                    450.00             69.00
November 1, 2007 - January 31, 2008                  630.00            225.00
August 1, 2007 - October 31, 2007                    540.00            153.00

HOLDERS

As of November 13, 2009, there were approximately 50 holders of record of our common stock.

DIVIDENDS

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLANS

Not applicable.

RECENT SALES OF UNREGISTERED SECURITIES

From May 1, 2009 to July 31, 2009, we made no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

RESULTS OF OPERATIONS

NO REVENUES

Since our inception on May 30, 2006 to July 31, 2009, we did not earn any revenues. During the fiscal year ended July 31, 2008 we did not generate any revenues. As of July 31, 2008, we had an accumulated deficit of $6,649,048. At this time, our ability to generate any significant revenues continues to be uncertain. There is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred net loss of $6,649,038 since May 30, 2006 (date of inception) to July 31, 2009. Our net loss decreased significantly, from $3,980,287 for the fiscal year ended July 31, 2008 to $2,348,848 for the fiscal year ended July 31, 2009, a decrease of $1,631,439. For the fiscal year ended July 31, 2009, our net loss per share was $8.59, compared to net loss of $12.47 per share for the same period in 2008.

EXPENSES

From May 30, 2006 (date of inception) to July 31, 2009, our total expenses were $4,882,235; our total expenses for the year ending July 31, 2009 were $1,144,585 compared with $3,481,574 for the year ended July 31, 2008. The major components of our expenses consist of (a) general and administrative expenses ($293,952 for the year ended July 31, 2009, compared to $1,204,572 for year ending July 31,
2008), (b) warrant expense of $nil for the year ending July 31, 2009 compared to $861,694 for the year ending July 31, 2008, (c) land claim fee of $63,875 compared to $534,082 for the year ending July 31, 2008, (d) non cash compensation of $15,100 for the year ending July 31, 2009 compared to $855,000 for the year ending July 31, 2008, and (e) impairment of goodwill of $720,000 for the year ending July 31, 2009 compared to $nil for the year ending July 31, 2008.

For the year ending July 31, 2009 our total operating expenses were $1,144,585 compared to $3,481,574 for the year ended July 31, 2008. We attribute the increase to costs of land acquisition (federal mining claims and state lease lands) and geologic evaluations of those properties. Our general and administrative expenses consisted of the following: salaries, filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), marketing, and mineral property expenses.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2009 we had cash in the amount of $92,525 and a working capital deficit of $3,160,949. This is in contrast to our cash position at the same time last year, July 31, 2008 when we had $234,189 of cash in the bank. As at July 31, 2009 our total assets were $92,525 and our total liabilities were $,4,003,174.

Our net loss of $6,664,631 from inception on May 30, 2006 until July 31, 2009 was funded by a combination of equity and debt financing. From inception on May 30, 2006 until July 31, 2009 we have raised approximately $893,692 from the sale of our common stock.

We are currently not in good short-term financial standing. We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

We are seeking equity financing to provide for the capital required to market and develop our products and fully carry out our business plan. We cannot guarantee we will be successful in our business operations. A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have not yet generated revenues and have incurred significant operating losses from operations. We may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities' offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FBC Holding Inc.
(A Development Stage Company)
July 31, 2009

                                                                           Index
                                                                           -----

Report of Independent Registered Public Accounting Firm                      10

Consolidated Balance Sheets                                                  11

Consolidated Statements of Operations and Other Comprehensive Loss           12

Consolidated Statements of Cash Flows                                        13

Consolidated Statement of Changes in Stockholders Equity (Deficit)           14

Notes to the Consolidated Financial Statements                               15

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wave Uranium Holding
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of Wave Uranium Holding (a development stage company), as of July 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2009 and 2008, and for the period from May 30, 2006
(inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wave Uranium Holding as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended July 31, 2009 and 2008, and for the period from May 30, 2006 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

                                             /s/ Ronald R. Chadwick, P.C.
                                             -----------------------------------
Aurora, Colorado                             RONALD R. CHADWICK, P.C.
November 14, 2009

                              WAVE URANIUM HOLDINGS
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   July 31,               July 31,
                                                                     2009                  2008
                                                                  -----------           -----------

ASSETS

Current Assets
  Cash                                                            $    92,525           $   234,189
  Deferred Finance Charge                                                  --                50,000
                                                                  -----------           -----------
Total Current Assets                                                   92,525               284,189
                                                                  -----------           -----------

Capital Assets - Net                                                       --                 1,062
                                                                  -----------           -----------
                                                                           --                 1,062
                                                                  -----------           -----------

TOTAL ASSETS                                                      $    92,525           $   285,251
                                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Accounts Payable                                                $     9,069           $     6,510
  Accrued Interest                                                    295,508                53,212
  Current Portion of Debt Discount                                   (168,403)             (961,167)
  Stock Subsciptions Payable                                        1,219,800                    --
  Equity Obligations - current                                        749,700                    --
  Current Portion of Notes Payable                                  1,897,500               964,940
                                                                  -----------           -----------
Total Current Liabilities                                           4,003,174                63,495
                                                                  -----------           -----------
Long Term Liabilities
  Debt Discount                                                            --              (168,403)
  Long Term Debt                                                           --               717,560
  Equity Obligations                                                       --             1,249,500
                                                                  -----------           -----------
Total Long Term Debt                                                       --             1,798,657

TOTAL LIABILITIES                                                   4,003,174             1,862,152
                                                                  ===========           ===========

STOCKHOLDERS EQUITY
  Common Stock .001 Par Value;
   150,000,000 authorized
   260,262 (2009) and 250,127 (2008) shares
   issued and outstanding                                                 260                   250
  Preferred Stock .001 Par Value
   5,000,000 authorized
   0 issued and outstanding
  Additional paid in capital                                        2,738,039             2,723,049
  Defitcit Accumlated during the development stage                 (6,648,948)           (4,300,200)
                                                                  -----------           -----------
TOTAL STOCKHOLDERS EQUITY                                          (3,910,649)           (1,576,901)
                                                                  -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                         $    92,525           $   285,251
                                                                  ===========           ===========


        See notes accompanying to the consolidated financial statements

                              WAVE URANIUM HOLDINGS
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          May 30, 2006
                                                                                                          (Inception)
                                                              Year Ended            Year Ended              through
                                                                July 31,              July 31,              July 31,
                                                                 2009                  2008                  2009
                                                              -----------           -----------           -----------
REVENUE                                                       $        --           $        --           $        --
                                                              -----------           -----------           -----------
EXPENSES
  General Selling and Adminstrative                               293,952             1,204,572             1,511,184
  Depreciation                                                      1,062                   354                 1,889
  Warrant Expense                                                      --               861,964               861,694
  Bank Charges                                                        596                   602                 1,304
  Land Claim Fees                                                  63,875               534,082               597,957
  Non Cash Compensation                                            15,000               855,000               870,000
  Amortization of Deferred Finance Charges                         50,000                25,000                50,000
  Impairment of Goodwill                                          720,000                    --               986,667
  Other Expenses                                                       --                    --                 1,450
                                                              -----------           -----------           -----------
                                                                1,144,485             3,481,574             4,882,145
                                                              -----------           -----------           -----------

Gain(Loss) on Operations                                       (1,144,485)           (3,481,574)           (4,882,145)
                                                              -----------           -----------           -----------
Other Income (expense)
  Amortization of Debt Discount                                  (961,167)             (432,930)           (1,541,641)
  Interest Expense                                               (243,096)              (65,783)             (240,755)
                                                              -----------           -----------           -----------
                                                               (1,204,263)             (498,713)           (1,782,396)
                                                              -----------           -----------           -----------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX              (2,348,748)           (3,980,287)           (6,664,541)

Provision for income tax                                               --                    --                    --
                                                              -----------           -----------           -----------

NET INCOME(LOSS) FROM CONTINUING OPERATIONS                    (2,348,748)           (3,980,287)           (6,664,541)

Discontinued Operations: Gain (Loss) from
 discontinued operations (including gain on
 disposal in 2007 of $28,553)  - net of tax                            --                    --                15,593
                                                              -----------           -----------           -----------

NET INCOME (LOSS)                                             $(2,348,748)          $(3,980,287)          $(6,648,948)
                                                              ===========           ===========           ===========

NET INCOME(LOSS) PER SHARE BASIC AND FULLY DILUTED, FROM:
  Continuing operations                                       $     (8.59)          $    (12.47)
  Discontinuted operations                                             --                    --
                                                              -----------           -----------
  Combined                                                    $     (8.59)          $    (12.47)
                                                              ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                          273,423               319,220
                                                              ===========           ===========


        See notes accompanying to the consolidated financial statements

                              WAVE URANIUM HOLDINGS
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                                  Accum.          Accum.
                                                                                During the        Other          Stock-
                                              Common Stock         Paid In      Development       Compre.       holders'
                                         Shares (1)    Amount      Capital         Stage       Income/(Loss)     Equity
                                         ----------    ------      -------         -----       -------------     ------

BALANCE AT MAY 30, 2006                        --      $   --    $       --     $        --       $    --     $        --

Issuance of stock for cash                250,000         250         4,750           5,000

Foreign currency Gain(Loss)                                                                           (64)            (64)

Net Gain (Loss) for period ending
 July 31st, 2006                                                                     (9,881)                       (9,881)
                                         --------      ------    ----------     -----------       -------     -----------
BALANCE AT JULY 31, 2006                  250,000      $  250    $    4,750     $    (9,881)      $   (64)    $    (4,945)

Issuance of stock for cash                100,400         100        50,100                                        50,200

Issuance of shares for
 acquisition                              133,333         133       266,534                                       266,667

Discontinued Operations                                                                                64              64

Net loss for period ended 7/31/07                                                  (310,032)                     (310,032)
                                         --------      ------    ----------     -----------       -------     -----------
BALANCE AT JULY 31, 2007                  483,733      $  483    $  321,384     $  (319,913)      $    --     $     1,954

Share Cancellation                       (250,000)       (250)          250                                            --

Shares Issued for cash, net of
 offering costs of $64,315                  3,047           3       255,582                                       255,585

Shares Issued for Services                  9,500          10       854,990                                       855,000

Conversion of Debt                          3,563           4       386,649                                       386,653

Shares Issued for Land Claims                 284                    42,500                                        42,500

Issuance of Warrants                                                861,694                                       861,694

Net Loss for the Period Ended 7/31/08                                            (3,980,287)                   (3,980,287)
                                         --------      ------    ----------     -----------       -------     -----------
BALANCE AT JULY 31, 2008                  250,127      $  250    $2,723,049     $(4,300,200)      $    --     $(1,576,901)

Shares Issued for services                 10,000          10        14,990                                        15,000

Fractional Shares - Reverse Stock Split       135

Net Loss                                                                         (2,348,748)                   (2,348,748)
                                         --------      ------    ----------     -----------       -------     -----------

BALANACE AT JULY 31, 2009                 260,262      $  260    $2,738,039     $(6,648,948)      $    --     $(3,910,649)
                                         ========      ======    ==========     ===========       =======     ===========


----------
(1) As retroactively restated for a 15 for 1 forward stock split on July 30, 2007 and a 1 for 300 reverse stock split on November 11, 2008.


        See accompanying notes to the consolidated financial statements

                              WAVE URANIUM HOLDING
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                May 30, 2006
                                                                                                                (Inception)
                                                                    Year Ended            Year Ended              through
                                                                      July 31,              July 31,              July 31,
                                                                       2009                  2008                  2009
                                                                    -----------           -----------           -----------
CASH FLOW FROM OPERATING ACTIVITY:
  Operating activity from continuing operations
    Net Loss                                                        $(2,348,748)          $(3,980,287)          $(6,648,948)
    Less: (Income) loss from discontinued Operations                         --                    --               (15,657)
                                                                    -----------           -----------           -----------
    Net loss from continuing operations                              (2,348,748)           (3,980,287)           (6,664,605)
  Adustments:
    Stock issued for services                                            15,000             1,759,194             1,774,194
    Impairment of goodwill                                              720,000                    --               986,667
    Amortization - debt discount                                        961,167               432,930               961,167
    Depreciation                                                          1,062                   354                 1,816
    Deferred Financing Fees                                              50,000               (50,000)                   --
  Changes in assets & liabilities from continuing operations
    Deposits                                                                 --                    --                   214
    Prepaids                                                                 --                    --                    --
    Accounts Payable                                                      2,559                 4,467                 9,069
    Accrued Expenses                                                    242,296                65,783               242,296
    Other                                                                    --                  (500)                 (500)
    Due Related Parties                                                      --                    --                 2,121
                                                                    -----------           -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES BY CONTINUING OPERATIONS           (356,664)           (1,768,059)           (2,687,561)
                                                                    -----------           -----------           -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                   --                (1,416)               (2,259)
                                                                    -----------           -----------           -----------
NET CASH PROVIDED BY (USED FOR)  FROM INVESTING ACTIVITIES                   --                (1,416)               (2,259)
                                                                    -----------           -----------           -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable - borrowings                                            335,000             1,744,082             1,897,500
  Notes payable - payments                                             (120,000)                   --                (8,847)
  Issuance of stock                                                          --               255,585               893,692
                                                                    -----------           -----------           -----------
NET CASH PROVIDED BY (USED FOR)  FROM FINANCING ACTIVITIES              215,000             1,999,667             2,782,345
                                                                    -----------           -----------           -----------
Net cash used in continuing operations                                 (141,664)              230,192                92,525

CASH FLOW FROM DISCONTINUED OPERATIONS                                       --
                                                                    -----------           -----------           -----------

Net change in cash                                                     (141,664)              230,192                92,525

Beginning cash                                                          234,189                 3,997
                                                                    -----------           -----------           -----------
ENDING CASH                                                         $    92,525           $   234,189           $    95,525
                                                                    ===========           ===========           ===========
Schedule of Non-Cash Investing and Financing Activities

In 2007 the Company issued 133,333 shares for all the shares in a private corporation valued at $266,667. In 2008 lendors to the Company converted
$386,653 of notes payable and accrued interest into 3,563 shares of common stock.

Supplemental Disclosures
Cash Paid For:
  Interest                                                          $        --           $        --           $        --
                                                                    ===========           ===========           ===========
  Income Taxes                                                      $        --           $        --           $        --
                                                                    ===========           ===========           ===========

        See accompanying notes to the consolidated financial statements

                              WAVE URANIUM HOLDING
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Year Ended July 31, 2009 and 2008


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS


Wave Uranium Holding's ("Wave", the "Company") business has been to acquire mineral land positions. On July 21, 2009 the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), and as such the Company will abandon its former business plan in the industry of mining and land acquisition. FBC Holdings, Inc.
- California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement calls for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company. As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company has recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount. The stock was subsequently issued in November 2009. The new entity will be focused in three areas, branding (product placement) in tv production, movies, etc.; the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; last the new Company plan will have internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2009 and 2008.

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

INCOME TAX

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At July 31, 2009 and 2008 the Company had net operating loss carryforwards of approximately $5,800,000 and $3,400,000 which begin to expire in 2026. The deferred tax asset of approximately $860,000 and $500,000 in 2009 and 2008 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2008 was $360,000 and $470,000.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2006. Stock-based awards to non-employees are accounted for whichever is more reliably measurable in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) "Share-Based Payment" and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

STOCK SPLITS

On July 30th, 2007 the Company's board of directors authorized a 15 for 1 forward stock split.

On November 11, 2008 the Company and shareholders authorized a 1 for 300 reverse stock split.

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

SFAS 159 - `The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115'

In February 2007, the FASB issued Financial Accounting Standard No. 159 'THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115' or SFAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this
Statement:

1. Recognized financial assets and financial liabilities except:

     a. An investment in a subsidiary that the entity is required to consolidate

     b. An interest in a variable interest entity that the entity is required to consolidate

     c. Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

     d. Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, 'ACCOUNTING FOR LEASES.'

     e. Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

     f. Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.

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

The Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, 'FAIR VALUE Measurements'. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended July 31, 2009, the Company incurred a net loss of $2,348,748.

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

(5) NOTES PAYABLE

At July 31, 2009 and 2008 the Company had two unsecured notes payable outstanding for $120,000 total, all currently due and bearing compound interest at 9% per annum. During the year ended July 31, 2008 the Company converted a total of $386,653 of its notes payable and accrued interest into 3,563 shares of common stock.

On March 20, 2008, Wave Uranium Holding (the "Company") entered into a securities purchase agreement (the "Agreement") with accredited investors (the "Investors") pursuant to which the Investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the "Debentures"). The Debentures bore interest at 8% and mature twenty-four months from the date of issuance. The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 ("Initial Conversion Price").

In connection with the Agreement, each Investor received a warrant to purchase such number of shares of common stock equal to their subscription amount divided by the Initial Conversion Price ("Warrants"). Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $90. The investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.

The conversion price of the Debentures and the exercise price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The full principal amount of the Debentures is due upon default under the terms of Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company. If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company's right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company's common stock for the 20 trading days prior to the applicable monthly redemption date.

At any time after the effectiveness of the registration statement described below, the Company may, upon written notice, redeem the Debentures in cash at 115% of the then outstanding principal amount of the Debentures provided, among other things, that (i) the volume weighted average price ("VWAP") for any 20 consecutive trading days exceeds $0.50, (ii) a registration statement must be effective on such redemption date and available for use by the Investors and
(iii) the Company has satisfied all conditions under the transaction documents.

Each of the Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Debentures such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

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

Additionally the Company has shown the current portion of the debt in current liabilities, also the Company has discounted the note under the interest method and is amortizing the debt discount over the life of the loan. On July 6, 2009 the debenture terms were amended with the interest rate being changed to nil (0.00%) and the conversion price changed to $.62 per share.

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan. The effective amortization rate is 96%. During the years ended July 31, 2009 and 2008 the Company amortized $961,167 and $432,930 of the debt discount, leaving a remaining balance of $168,403. The Company's potential equity cost from the conversion feature and attached warrants of $1,249,500 was recorded as an equity obligation liability in 2008. In 2009 the Debenture holders exercised 16,668 warrants bearing an equity obligation of $499,800, leaving a July 31, 2009 equity obligation balance of $749,700.

On March 16th, 2009 the Company borrowed $40,000 under a note payable, due in June 2009, bearing interest at 10% per annum with upward adjustments for default, secured by Company assets, and convertible into Company common shares at $.10 per share anytime at the maker's discretion. In Conjunction with the note the maker agreed to convert 16,668 warrants from the March 20, 2008 debenture financing into 16,668 shares of common stock.

On June 8th, 2009 the Company borrowed $25,000 under a note payable, due in December 2009, bearing interest at 10% per annum with upward adjustments for default, secured by Company assets, and convertible into Company common shares at $.10 per share anytime at the maker's discretion.

On July 6th, 2009 the Company borrowed $150,000 under a convertible debenture, due in January 2011, bearing interest at 8% per annum with upward adjustments for default, secured by Company assets, and convertible into Company common shares at $.75 per share anytime at the maker's discretion. The debenture calls for monthly principal and interest payments over 18 months of approximately $8,900 per month commencing in August 2009.

The balance due under all notes payable at July 31, 2009 and 2008 was $1,897,500 and $1,682,500, with all notes currently due at July 31, 2009. Interest expense from notes payable in 2009 and 2008 was $242,296 and $65,783, and accrued interest payable at July 31, 2009 and 2008 was $295,508 and $53,212.

(6) STOCKHOLDERS' EQUITY

As of July 31, 2009 and 2008, the Company had 150,000,000 authorized shares, $.001 par value, with 260,262 and 250,127 shares issued and outstanding.

At July 31, 2009 the Company had stock subscriptions payable outstanding of $499,800 from the exercise of 16,668 warrants for which shares had not yet been issued at July 31, 2009, and $720,000 under an acquisition agreement calling for the issuance of 8 million shares which had not yet been issued at July 31, 2009.

STOCK OPTIONS AND WARRANTS

At July 31, 2009 and 2008 the Company had stock options and warrants outstanding as described below.

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

During fiscal year 2008 the Company granted 20,833 common stock warrants in connection with debenture borrowings as more fully described in Note 5. In addition the Company issued 1,828 warrants to various individuals and entities for compensation, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $150 per share with the warrant terms expiring in November and December of 2009. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.2%, dividend yield of 0%, expected life of 2 years, volatility of 26%. The Company recorded total compensation expense under these warrant issuances of $861,694 in fiscal year 2008.

As of July 30, 2008, all of the 2008 warrant grants of 22,661 remained outstanding.

In 2009 Debenture holders exercised 16,668 warrants under cash less exercise provisions. At July 31, 2009 the shares underlying the warrants had not yet been issued. The Company issued 100,000 warrants in 2009 under a $150,000 convertible debenture, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $1 per share with the warrant terms expiring in July 2014. The warrants were out of the money with no material recording value.

As of July 30, 2009 105,993 warrants remained outstanding.

(7) CONTINGENCIES

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $225,000. The Company disputes the allegations and the matter is currently ongoing.

(8) RELATED PARTY TRANSACTIONS

In 2008 the Company paid the balance due of approximately $15,000 on a vehicle owned by an officer. The Company makes payments of $1,500 per month plus costs on a building lease held in the name of an entity under common control. The lease runs through July 2009, is noncancellable and contains a renewal option for two (1) year terms.

(9) SUBSEQUENT EVENTS

In October 2009 the Company changed its name to FBC Holding Inc., a Nevada corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal years ended July 31, 2009 and 2008 have been included in this annual report in reliance upon Ronald R. Chadwick, P.C., Independent Registered Public Accounting Firm, as experts in accounting and auditing.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately do not ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to the material weaknesses in our internal control over financial reporting as reported below. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework.

Management conducted a walkthrough of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company's internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

     1. There is lack of segregation of duties and therefore the Company is susceptible to fraud and misappropriation of assets.
     2. There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. There no software based accounting controls in place to prevent double entries, monitor performance, etc.
     3. There is a lack of entity wide controls establishing a "tone at the top", including no audit committee, no policy on fraud and no code of ethics. A whistleblower policy is not necessary given the small size of the organization.

The Company is working on the following remediation efforts:

     1. The Company has hired an external accountant to record transactions and prepare the financial statements. The information should be sent to the accountant by someone who is not in control of the bank account.
     2. Obtain quotes for prevention and detection software in order to protect against fraud.
     3. Once we obtain funding, we will purchase basic accounting software to record accounting transactions and print checks.
     4. Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.
     5. Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2009 based on criteria established in Internal Control--Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2009 in connection with the results of Management's report, nor have we made any changes to our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of our executive officers and directors as of November 13, 2009.

                                     Position(s) Held in
    Name and Age                       FBC Holding Inc.                                      Tenure
    ------------                       ----------------                                      ------
Christopher LeClerc, 34     Director                                              From December 2007 to present
                            President, Chief Executive Officer                    From March 20, 2009 to present
                            Chief Financial Officer, Secretary, and Treasurer     From June 2007 to present

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within our Bylaws, as pertaining to vacancies, shall hold office until a successor is elected and qualified. There any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

CHRISTOPHER LECLERC, DIRECTOR, PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER

Mr. LeClerc has been the Company's Chief Financial Officer since June 2007 and a Director of the Company since December 2007. He was appointed our President and Chief Executive Officer on March 20, 2009. Mr. LeClerc has also has been the President, Chief Financial Officer and Director of Liska Biometry, Inc. since June 2006. Prior to his employment with Liska biometry, Mr. LeClerc was employed by Andover Brokerage LLC (commencing May 2001), where he was responsible for a 12-member proprietary trading desk specializing in a wide range of investment strategies. Mr. LeClerc also worked at Mercer Partners L.P. (commencing February
1999). Mercer Partners L.P. is a New York-based investment bank and securities underwriter. Mr. LeClerc was a Director of Business Development and Head of OTC trading at Mercer Partners L.P. Previously, he has served as financial consultant and equities trader for Merrill Lynch, M.H. Meyerson and ETG LLC.

DIRECTOR NOMINEES

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee's qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

AUDIT COMMITTEE

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

SIGNIFICANT EMPLOYEES

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors or persons nominated for such positions.

NO LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

     * any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     * any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     * being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     * being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CODE OF ETHICS

We have not yet adopted a written code of ethics, although we aim to adopt one within the next 12 months.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, as of July 31, 2009, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Christopher     2009          0       0             0        0             0               0               0                 0
LeClerc (1)     2008          0       0       450,000        0             0               0               0           450,000

Cady            2009          0       0             0        0             0               0               0                 0
Johnson (2)     2008     45,000       0       300,000        0             0               0               0           345,000

----------
(1) Mr. LeClerc has been a director since December 2007 and our Chief Financial Officer, Secretary and Treasurer since June 2007. He was appointed our President, Chief Executive Officer on March 20, 2009.
(2) Mr. Johnson was our President and Chief Financial Officer from June 2007 until March 19, 2009

EMPLOYMENT AGREEMENTS

We do not currently have an employment agreement with our sole officer and director.

OPTION GRANTS

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2009. As of November 13, 2009, none of our executive officers or directors owned any of our derivative securities.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

COMPENSATION COMMITTEE

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending Board meetings. We did not pay director's fees or other cash compensation for services rendered as a director for the year ended July 31, 2008.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended July 31, 2008. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

CHANGE OF CONTROL

As of November 13, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 13, 2009 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of November 13, 2009, there were 560,262 common shares issued and outstanding.

                                                                    Amount and
                                                                     Nature of
         Name and Address of                                         Beneficial           Percent of
          Beneficial Owner                 Title of Class          Ownership(1)(#)        Class(2)(%)
          ----------------                 --------------          ---------------        -----------
Christopher LeClerc (3)                        Common                 5,000                  (4)
66 Pifcatqua Road
Dover, NH 03820

Norman Meier                                   Common                133,334                 23.8
5348 Vegas Drive, #228
Las Vegas, Nevada 89108

Sichenzia Ross Friedman Ference LLP            Common                300,000                 53.5
1065 Avenue of the Americas
New York, NY 10018

----------
(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2) Based on 560,262issued and outstanding shares of common stock as of November 13, 2009.
(3)  Mr. LeClerc is our sole officer and director.
(4)  Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Ronald r. Chadwick, P.C. PC, for the audit of our annual financial statements respectively for the years ended July 31, 2007 and 2008 and any other fees billed for other services rendered by Morgan & Company and Ronald
R. Chadwick, P.C. PC during these periods. All fees are paid by US dollars.

                                    Year Ended              Year Ended
                                   July 31, 2008          July 31, 2009
                                   -------------          -------------

Audit fees                              8,500
Audit-related fees                         --
Tax fees                                   --
All other fees                             --
Total                                   8,500

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2009.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) (1) FINANCIAL STATEMENTS

See "Index to Financial Statements" set forth on page 9.

(A) (2) FINANCIAL STATEMENT SCHEDULES

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Number                             Exhibit Description
------                             -------------------

2.1 Agreement and Plan of Reorganization between Wave Uranium and the Registrant.(2)
2.2        Agreement of Sale between the Registrant and Alexandre Routkovski (2)
3.1        Articles of Incorporation (1)
3.2        Bylaws (1)
3.3 Certificate of Amendment to Articles of Incorporation changing name to Wave Uranium Holding (2)
3.4 Certificate of Amendment to Articles of Incorporation increasing authorized stock (4)
10.1       Software Development and Consulting Agreement (1)
10.2       Employment Agreement with Dr. Johnson (2)
10.3       Employment Agreement with Mr. LeClerc(2)
10.4       Wilson Creek Agreement (3)
10.5       Form of Debenture related to March 2008 financing (5)
10.6       Form of Warrant related to March 2008 financing (5)
10.7 Securities Purchase Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.8 Registration Right Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.9 Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.10 Pledge and Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.11      Subsidiary Guarantee, dated March 20, 2008 of Wave Uranium (5)
10.12      Form of Lock-Up Agreement (5)
31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2003

----------
(1) Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Annual Report.
(2) Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Annual Report.
(3) Filed with the Current Report on Form 8-K dated October 9, 2007 and incorporated by reference to this Annual Report.
(4) Filed with our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, filed November 13, 2007, and incorporated by reference to this Annual Report.
(5) Filed with Current Report on Form 8-K dated March 20, 2008 and incorporated by reference to this Annual Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FBC Holding Inc.


                            By: /s/ Christopher LeClerc
                                ------------------------------------------------
Date: November 17, 2009         Christopher LeClerc
                                President, Secretary, Treasurer, Chief Executive
                                Officer, Chief Financial Officer
                                and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                     Title                                  Date
     ---------                                     -----                                  ----
/s/ Christopher LeClerc           President, Chief Executive Officer, Secretary,     November 17, 2009
-----------------------------     Treasurer, Chief Financial Officer, Director
Christopher LeClerc