Form 10-Q
period 2009-10-31
FBC Holding Inc.
filed 2009-12-15
CIK 1370816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-153385

FBC HOLDING INC.

(Name of Small Business Issuer in its charter)

Nevada	71-1026782
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

137 S. Reeves Drive, Beverly Hills, CA 90201

(Address of principal executive offices)

(310) 383-4910

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 15, 2009 the registrant had 16,410,262 shares of common stock outstanding.

FBC HOLDING INC.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Item 1.  Financial Statements

The unaudited interim financial statements of FBC Holding Inc. (the “Company”, “FBC Holding”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of FBC Holding Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2009.  Significant accounting policies disclosed therein have not changed except as noted below.

FBC Holding Inc.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

October 31, 2009

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2009
	Unaudited	July 31, 2009

ASSETS
Current Assets
Cash	$ 15,891	$ 92,525
Deferred Finance Charge	27,500	-

Total Current Assets	43,391	92,525

Capital Assets - Net	-	-
Equipment	1,416
	-	0
Total Assets	$ 44,807	$ 92,525

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	$ 6,069	$ 9,069
Accrued Interest	301,008	295,508
Current Portion of Debt Discount	-	(168,403)
Stock Subsciptions Payable	1,219,800	1,219,800
Equity Obligations - current	749,700	749,700
Current Portion of Notes Payable	1,897,500	1,897,500
Total Current Liabilities	4,174,077	4,003,174

Long Term Liabilities
Debt Discount	-	-
Long Term Debt		-
Equity Obligations		-
Total Long Term Debt	-	-

Total Liabilities	4,174,077	4,003,174

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 authorized
560.262 (2009) and 250,127 (2008) Shares
issued and outstanding	560	260
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding

Additional paid in capital	2,765,039	2,738,039
Defitcit Accumlated during the development stage	(6,894,869)	(6,648,948)
Total Stockholders Equity	(4,129,270)	(3,910,649)

Total Liabilities and Stockholders Equity	$ 44,807	$ 92,525

The accompanying notes are an integral part of these financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	May 30, 2006
	Ended	Ended	(Inception) through
	October 31, 2009	October 31, 2008	October 31, 2009

Revenue	$ -	$ -	$ -

Expenses
General Selling and Adminstrative	78,726	165,341	1,589,910
Depreciation	-	1,412	1,889
Warrant Expense	-	-	861,694
Bank Charges	638	49	1,942
Land Claim Fees	-	63,875	597,957
Non Cash Compensation	27,000	-	897,000
Amortization of Deferred Finance Charges	27,500	25,000	77,500
Impairment of Goodwill	-		986,667
Other Expenses			1,450
	133,864	255,677	5,016,009

Gain(Loss) on Operations	(133,864)	(255,677)	(5,016,009)

Other Income (expense)
Amortization of Debt Discount	(106,557)	(315,857)	(1,648,198)
Interest Expense	(5,500)	(33,969)	(246,255)
	(112,057)	(349,826)	(1,894,453)

Net Income (Loss) before provision for income tax	(245,921)	(605,503)	(6,910,462)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(245,921)	(605,503)	(6,910,462)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax			15,593

Net Income (Loss)	$ (245,921)	$ (605,503)	$ (6,894,869)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$ (0.56)	$ (2.42)
Discontinuted operations	-	-
Combined	$ (0.56)	$ (2.42)

Weighted Average Number of Common Shares	435,926	250,669

The accompanying notes are an integral part of these financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months		Three Months	May 30, 2006
	Ended		Ended	(Inception) through
	October 31, 2009		October 31, 2008	October 31, 2009

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$ (245,921)		$ (605,653)	$ (6,894,869)
Less: (Income) loss from discontinued			0	(15,657)
Operations	-
Net loss from continuing operations	(245,921)		(605,653)	(6,910,526)

Adustments:
Stock issued for services	27,000		15,100	1,801,194
Impairment of goodwill	-			986,667
Amortization - debt discount	168,403		315,957	1,049,158
Depreciation	-		1,462	1,816
Deferred Financing Fees	(27,500)		25,000

Changes in assets & liabilities from
continuing operations

Deposits				214
Prepaids	-
Accounts Payable	(3,000)		(6,510)	6,069
Accrued Expenses	5,500		33,969	301,008
Other	(1,116)		-	(500)
Due Related Parties	-			2,121
Cash flow from operating activities
by continuing operations	(76,634)		(220,675)	(2,762,779)

Cash Flow from investing activities
Purchase of fixed assets	(1,416)	#	(401)	(3,675)
Net cash provided by (used for) from investing activities	(1,416)		(401)	(3,675)

Cash Flow from Financing activities
Notes payable - borrowings	-		0	1,897,500
Notes payable - payments	-			(8,847)
Issuance of stock			-	893,692
			-
Net cash provided by (used for) from financing activities	-			2,782,345

Net cash used in continuing operations	(76,634)		(221,076)	15,891

Cash Flow from discontinued operations	-

76	(76,634)		(221,076)	15,891

Beginning cash	92,525		234,189

Ending cash	$ 15,891		$ 13,113	$ 15,891

Schedule of Non-Cash Investing and Financing Activities

In 2007 the Company issued 133,333 shares for all the shares in a private corporation valued at $266,667.
In 2008 lendors to the Company converted $386,653 of notes payable and accrued interest into 3,563 shares of common stock.

Supplemental Disclosures
Cash Paid For:
Interest	$ -		$ -	$ -
Income Taxes	$ -		$ -	$ -

The accompanying notes are an integral part of these financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (MAY 31, 2006) TO OCTOBER 31, 2009

(Unaudited)

				Deficit
				Accum.		Accum.
	Common Stock			During the		Other	Stock-
		Amount	Paid In	Development		Compre.	holders'
	Shares (1)	($.001Par)	Capital	Stage		Income/(Loss)	Equity

Balance at May 30, 2006	-	$ -	$ -	$ -		$ -	$ -

Issuance of stock for cash	250,000	250	4,750				5,000

Foreign currency Gain(Loss)						(64)	(64)

Net Gain (Loss) for period ending
July 31st, 2006				(9,881)			(9,881)

Balance at July 31, 2006	250,000	$ 250	$ 4,750	$ (9,881)		$ (64)	$ (4,945)

Issuance of stock for cash	100,400	100	50,100				50,200

Issuance of shares for	133,333	133	266,534				266,667
acquisition

Discontinued Operations						64	64

Net loss for period ended 7/31/07				-310,032			(310,032)

Balance at July 31, 2007	483,733	$ 483	$ 321,384	$ (319,913)		$ -	$ 1,954

Share Cancellation	(250,000)	(250)	250				-

Shares Issued for cash, net of offering
costs of $64,315	3,047	3	255,582				255,585

Shares Issued for Services	9,500	10	854,990				855,000

Conversion of Debt	3,563	4	386,649				386,653

Shares Issued for Land Claims	284		42,500				42,500

Issuance of Warrants			861,694				861,694

Net Loss for the Period Ended 7/31/08				(3,980,287)			(3,980,287)

Balance at July 31, 2008	250,127	250	2,723,049	(4,300,200)	-	-	(1,576,901)

Shares Issued for services	10,000	10	14,990				15,000

Fractional Shares - Reverse Stock Split	135

Net Loss				(2,348,748)			(2,348,748)

Balance at July 31, 2009	260,262	260	2,738,039	(6,648,948)			(3,910,649)

Issue Stock for services	300,000	300	27,000				27,300
Net Loss				(245,921)			(245,921)
Balance at October 31, 2009 - Unaudited	560,262	560	2,765,039	(6,894,869)			(4,129,270)

(1) As retroactively restated for a 15 for 1 forward stock split on July 30, 2007 and a 1 for 300 reverse stock split on November 11, 2008.

The accompanying notes are an integral part of these financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

Note 1.  Summary of Significant Accounting Policies

 Basis of Presentation.

The accompanying unaudited consolidated financial statements of FBC Holding Inc. (formerly Wave Uranium Holding), (the "Company") have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of July 31, 2009, including notes thereto included in the Company's Form 10-K.

Nature of Operations

FBC Holding, Inc.’s (“FBC”, the “Company”) business has been to acquire mineral land positions.  On July 21, 2009 the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation (“FBC Holdings, Inc. – California”), and as such the Company will abandon its former business plan in the industry of mining and land acquisition.  FBC Holdings, Inc. – California had no material activity up to the agreement date and no material assets or liabilities.  The acquisition agreement calls for the Company to purchase FBC Holdings, Inc. – California by acquiring all the outstanding shares of FBC Holdings, Inc. – California in exchange for 8 million shares of the Company.  As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company has recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount.  The stock was subsequently issued in November 2009.  The new entity will be focused in three areas, branding (product placement) in TV production, movies, etc.; the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; last the new Company plan will have internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.

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

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

Property, Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share.”  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods when they would be anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2009 and July 31, 2009.

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

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share.”  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

Note 2.  Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation.”  The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

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

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

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

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

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

SFAS 159 - ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’

In February 2007, the FASB issued Financial Accounting Standard No. 159 ' The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115' or SFAS 159.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of this Statement apply only to entities that elect the fair value option.

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

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, ' Accounting for Leases.'

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

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

     The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2. Is irrevocable (unless a new election date occurs)

3. Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, ' Fair Value Measurements'.  We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures.  The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the quarter ended October 31, 2009, the Company incurred a net loss of $245,921.

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

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

Note 5.  Notes Payable

At October 31, 2009 the Company had two unsecured notes payable outstanding for $120,000 total, all currently due and bearing compound interest at 9% per annum.  During the year ended July 31, 2008 the Company converted a total of $386,653 of its notes payable and accrued interest into 3,563 shares of common stock.

On March 20, 2008, FBC Holding, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with accredited investors (the “Investors”) pursuant to which the Investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the “Debentures”).  The Debentures bore interest at 8% and mature twenty-four months from the date of issuance.  The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 (“Initial Conversion Price”).

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

The full principal amount of the Debentures is due upon default under the terms of Debentures.  Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18 th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company.  If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date.  Notwithstanding the foregoing, the Company’s right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company’s common stock for the 20 trading days prior to the applicable monthly redemption date.

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

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

Additionally the Company has shown the current portion of the debt in current liabilities; also the Company has discounted the note under the interest method and is amortizing the debt discount over the life of the loan.  On July 6, 2009 the debenture terms were amended with the interest rate being changed to nil (0.00%) and the conversion price changed to $.62 per share.

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

On March 16th,  2009 the Company borrowed $40,000 under a note payable, due in June 2009, bearing interest at 10% per annum with upward adjustments for default, secured by Company assets, and convertible into Company common shares at $.10 per share anytime at the maker’s discretion.  In Conjunction with the note the maker agreed to convert 16,668 warrants from the March 20, 2008 debenture financing into 16,668 shares of common stock.

On  June 8th, 2009 the Company borrowed $25,000 under a note payable, due in December 2009, bearing interest at 10% per annum with upward adjustments for default, secured by Company assets, and convertible into Company common shares at $.10 per share anytime at the maker’s discretion.

On  July 6th, 2009 the Company borrowed $150,000 under a convertible debenture, due in January 2011, bearing interest at 8% per annum with upward adjustments for default, secured by Company assets, and convertible into Company common shares at $.75 per share anytime at the maker’s discretion.  The debenture calls for monthly principal and interest payments over 18 months of approximately $8,900 per month commencing in August 2009.

The balance due under all notes payable at October 31, 2009 was $1,897,500 and $1,682,500, with all notes currently due at July 31, 2009.

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

Note 6.  Stockholders' Equity.

As of October 31, 2009, the Company had 150,000,000 authorized shares, $.001 par value, with 560,262 shares issued and outstanding.

At October 31, 2009 the Company had stock subscriptions payable outstanding of $499,800 from the exercise of 16,668 warrants for which shares had not yet been issued at October 31, 2009, and $720,000 under an acquisition agreement calling for the issuance of 8 million shares which had not yet been issued at October 31, 2009.

Stock options and warrants

At October 31, 2009 the Company had stock options and warrants outstanding as described below.

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

In September the company issued 300,000 shares to Sichenzia Ross Freidman Ference for services rendered.

As of October 31, 2009 105,993 warrants remained outstanding.

Note 7.  Contingencies.

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $225,000.  The Company disputes the allegations and the matter is currently ongoing.

Note 8.  Related Party Transactions

In 2008 the Company paid the balance due of approximately $15,000 on a vehicle owned by an officer.  The Company makes payments of $1,500 per month plus costs on a building lease held in the name of an entity under common control.  The lease runs through July 2009, is noncancellable and contains a renewal option for two (1) year terms.

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

Note 10.  Subsequent events

In October 2009 the Company changed its name to FBC Holding Inc., a Nevada corporation.

On October 11, the company issued 14,350,000 shares for the acquisition of FBC in July of 2009, and to various consultants for services rendered.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

FBC Holding Inc. ("FBC Holding", "the Company", “our” or "we") was incorporated as a Nevada company on May 31, 2006 as Wave Uranium Holding.  On September 24, 2009 we merged with FBC Holding Inc. and changed our name to FBC Holding Inc.  We are a development stage company.  Through our merger we now own and operate three subsidiary companies, FBC Group, Beverly Hills Choppers and Johnny Fratto Social Club Inc.  We have three separate yet very synergistic focuses in branding and marketing for products and celebrities, as well as sales and distribution for Beverly Hills Choppers' two and three wheelers in addition to a clothing and jewelry line.  We also have a social network and media outlet through JFSC.TV including its other websites.

Our principal offices are located at 137 S. Reeves Drive, Beverly Hills, CA 90201.  Our fiscal year end is July 31.

Our common stock trades on the FINRA-operated Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol “FBCD.OB”.  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities.  OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network.  Information on the OTCBB can be found at www.otcbb.com.  We have not paid any dividends on our common stock.  We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

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

Results of Operations for the Period From May 31, 2006 (Date of Inception) to October 31, 2009 and for the Three Months Ended October 31, 2009

Lack of Revenues

We are a development stage company with limited operations since our inception on May 31, 2006 to October 31, 2009.  We have not generated any revenues.  As of October 31, 2009, we had total assets of $44,807 and total liabilities of $4,174,077.  Since our inception to October 31, 2009, we have accumulated a deficit of $6,894,869.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $5,016,009 since our inception on May 31, 2006 to October 31, 2009, including $1,589,910 in general and administrative expenses (including accounting, auditing and legal fees), $1,889 in depreciation, $861.694 in warrant expense, $1,942 in bank charges, $597,957 in land claim fees, $897,000 in non-cash compensation, $77,500 in amortization of deferred finance charges, $986,667 in impairment of goodwill and $1,450 in other expenses.

Our total expenses decreased by $121,813 to $133,864 for the three months ended October 31, 2009 from $256,677 for the three months ended October 31, 2008.  For the three months ended October 31, 2009, total expenses were comprised of $78,726 in general and administrative expenses, $683 in bank charges, $27,000 in non-cash compensation and $27,500 in amortization of deferred finance charges.

For the three months ended October 31, 2008 our total expenses of $256,677 consisted of $165,341 in general and administrative expenses, $1,412 in depreciation, $49 in bank charges, $63,875 in land claim fees and $25,000 in amortization of deferred finance charges.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on May 31, 2006 to October 31, 2009, we have incurred a net loss of $6,894,869.  For the three months ended October 31, 2009, we incurred a net loss of $245,921 compared to a net loss of $605,503 for the same period in 2008, which is a decrease in net loss of $359,582 between the two periods resulting from decreased general and administrative expense and decrease in amortization of debt discount for the three months ended October 31, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBC Holding Inc.

By: /s/ Christopher LeClerc
Date: December 15, 2009	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director