Form 10-Q
period 2010-01-31
FBC Holding Inc.
filed 2010-03-22
CIK 1370816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 22, 2010 the registrant had 16,410,262 shares of common stock outstanding.

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

FBC Holding Inc.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

January 31, 2010

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2010	July 31, 2009
ASSETS
Current Assets
Cash	$ -	$ 92,525
Deferred Finance Charge	27,500	-
Total Current Assets	27,500	92,525
Capital Assets - Net	-	-
Equipment	1,416
	-	0
Total Assets	$ 28,916	$ 92,525
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Bank Over Draft	$ 1,137	$ -
Accounts Payable	$ -	$ 9,069
Accrued Interest	301,008	295,508
Current Portion of Debt Discount	-	(168,403)
Stock Subsciptions Payable	-	1,219,800
Equity Obligations - current	749,700	749,700
Current Portion of Notes Payable	1,903,500	1,897,500
Total Current Liabilities	2,954,208	4,003,174
Long Term Liabilities
Debt Discount	-	-
Long Term Debt		-
Equity Obligations		-
Total Long Term Debt	-	-
Total Liabilities	2,954,208	4,003,174
Stockholders Equity
Common Stock .001 Par Value;
150,000,000 authorized
260,262 (2009) and 250,127 (2008) Shares
issued and outstanding	1,641	260
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding
Additional paid in capital	4,746,888	2,738,039
Defitcit Accumlated during the development stage	(7,673,821)	(6,648,948)
Total Stockholders Equity	(2,925,292)	(3,910,649)
Total Liabilities and Stockholders Equity	$ 28,916	$ 92,525

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	May 30, 2006 (Inception) through January 31, 2010
Revenue	$ -	$ -			$ -
Expenses
General Selling and Adminstrative	18,332	13,423	97,558	178,764	1,571,578
Depreciation	-			1,462	1,889
Warrant Expense	-				861,694
Bank Charges	196	250	834	299	1,942
Land Claim Fees	-			63,875	597,957
Non Cash Compensation	760,423		787,423		1,657,423
Amortization of Deferred Finance Charges	-	25,000	27,500	25,000	114,361
Impairment of Goodwill	-				986,667
Other Expenses				-	1,450
	778,951	38,673	913,315	269,400	5,794,961
Gain(Loss) on Operations	(778,951)	(38,673)	(913,315)	(269,400)	(5,794,961)
Other Income (expense)
Amortization of Debt Discount	-	(241,993)	(106,557)	(582,950)	(1,648,198)
Interest Expense	-	(33,969)	(5,000)	(67,938)	(246,255)
	-	(275,962)	(111,557)	(650,888)	(1,894,453)
Net Income (Loss) before provision for income tax	(778,951)	(314,635)	(1,024,872)	(920,288)	(7,689,414)
Provision for income tax	-	-			-
Net Income(Loss) from Continuing Operations	(778,951)	(314,635)	(1,024,872)	(920,288)	(7,689,414)
Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax			-	-	15,593
Net Income (Loss)	$ (778,951)	$ (314,635)	$ (1,024,872)	$ (920,288)	$ (7,673,821)
Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$ (1.79)	$ (0.99)	$ (0.01)	$ (0.01)
Discontinuted operations	-	-	-	-
Combined	$ (1.79)	$ (0.99)	$ (0.01)	$ (0.01)
Weighted Average Number of Common Shares	435,926	319,220	69,338,504	85,722,195

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months	May 30, 2006
	Ended	Ended	(Inception) through
	January 31, 2009	January 31, 2009	January 31, 2010
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$ (1,024,873)	$ (3,980,287)	$ (7,673,821)
Less: (Income) loss from discontinued		0	(15,657)
Operations	-
Net loss from continuing operations	(1,024,873)	(3,980,287)	(7,689,478)

Adustments:
Stock issued for services	27,000	1,759,194	1,801,368
Impairment of goodwill	-		986,667
Amortization - debt discount	168,403	432,930	1,049,158
Depreciation	-	354	1,816
Deferred Financing Fees	27,500	(50,000)

Changes in assets & liabilities from
continuing operations

Deposits			214
Prepaids	-
Accounts Payable	6,069	4,467	-
Accrued Expenses	12,469	65,783	301,008
Other		(500)	(500)
Due Related Parties	-		2,121
Cash flow from operating activities
by continuing operations	(783,432)	(1,768,059)	(3,547,626)

Cash Flow from investing activities
Purchase of fixed assets	(1,416)	(1,416)	(3,675)
Net cash provided by (used for) from investing activities	(1,416)	(1,416)	(3,675)

Cash Flow from Financing activities
Notes payable - borrowings	6,000	1,744,082	1,903,500
Notes payable - payments	-		(8,847)
Issuance of stock	761,819	255,585	1,655,511
		1,999,667
Net cash provided by (used for) from financing activities	761,819		3,550,164

Net cash used in continuing operations	(17,029)	230,192	(1,137)

Cash Flow from discontinued operations	-

Net Change in Cash	(17,029)	230,192	(1,137)

Beginning cash	15,892	3,997

Ending cash	$ (1,137)	$ 234,189	(1,137)

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (MAY 31, 2006) TO JANUARY 31, 2010

(Unaudited)

	Common Stock
	Shares (1)	Amount ($.001Par)	Paid In Capital	Accum. During the Development Stage	Accum. Other Compre. Income/(Loss)	Stock-holders' Equity
Balance at May 30, 2006	-	$ -	$ -	$ -	$ -	$ -
Issuance of stock for cash	250,000	250	4,750			5,000
Foreign currency Gain(Loss)					(64)	(64)
Net Gain (Loss) for period ending
July 31st, 2006				(9,881)		(9,881)
Balance at July 31, 2006	250,000	$ 250	$ 4,750	$ (9,881)	$ (64)	$ (4,945)
Issuance of stock for cash	100,400	100	50,100			50,200
Issuance of shares for	133,333	133	266,534			266,667
acquisition
Discontinued Operations					64	64
Net loss for period ended 7/31/07				-310,032		(310,032)
Balance at July 31, 2007	483,733	$ 483	$ 321,384	$ (319,913)	$ -	$ 1,954
Share Cancellation	(250,000)	(250)	250			-
Shares Issued for cash, net of offering
costs of $64,315	3,047	3	255,582			255,585
Shares Issued for Services	9,500	10	854,990			855,000
Conversion of Debt	3,563	4	386,649			386,653
Shares Issued for Land Claims	284		42,500			42,500
Issuance of Warrants			861,694			861,694
Net Loss for the Period Ended 7/31/08				(3,980,287)		(3,980,287)
Balance at July 31, 2008	250,127	250	2,723,049	(4,300,200)	-	(1,576,901)
Shares Issued for services	10,000	10	14,990			15,000
Fractional Shares - Reverse Stock Split	135
Net Loss				(2,348,748)		(2,348,748)
Balanace at July 31, 2009	260,262	260	2,738,039	(6,648,948)		(3,910,649)

(1) As retroactively restated for a 15 for 1forward stock split on July 30, 2007 and a 1 for 300 reverse stock split on November 11, 2008.

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2010

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

January 31, 2010

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2010 and July 31, 2009.

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

January 31, 2010

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

January 31, 2010

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

F-9

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

January 31, 2010

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

January 31, 2010

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the quarter ended January 31, 2010, the Company incurred a net loss of $778,951.

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2010

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

Note 5.  Notes Payable

At January 31, 2010 the Company had two unsecured notes payable outstanding for $120,000 total, all currently due and bearing compound interest at 9% per annum.  During the year ended July 31, 2008 the Company converted a total of $386,653 of its notes payable and accrued interest into 3,563 shares of common stock.

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

January 31, 2010

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

The balance due under all notes payable at January 31, 2010 was $1,897,500 and $1,682,500, with all notes currently due at July 31, 2009.

The notes will remain on the balance sheet and will accrue at zero interest.  The notes have been agreed to be converted at the note holder’s discretion at .65 per share

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2010

Note 6.  Stockholders' Equity.

As of January 31, 2010, the Company had 150,000,000 authorized shares, $.001 par value, with 16,410,262 shares issued and outstanding.

At January 31, 2010 the Company had stock subscriptions payable outstanding of $499,800 from the exercise of 16,668 warrants for which shares had not yet been issued at January 31, 2010.  The Company issued the 8 million shares per the acquisition agreement and has issued additional shares to various individuals for services.

Stock options and warrants

At January 31, 2010 the Company had stock options and warrants outstanding as described below.

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

As of January 31, 2010 105,951 warrants remained outstanding.

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

January 31, 2010

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

Results of Operations for the Period From May 31, 2006 (Date of Inception) to January 31, 2010 and for the Three Months Ended January 31, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on May 31, 2006 to January 31, 2010.  We have not generated any revenues.  As of January 31, 2010, we had total assets of $27,500 and total liabilities of $2,954,208.  Since our inception to January 31, 2010, we have accumulated a deficit of $7,673,821.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $5,794,961 since our inception on May 31, 2006 to January 31, 2010, including $1,571,578 in general and administrative expenses (including accounting, auditing and legal fees), $1,889 in depreciation, $861,694 in warrant expense, $1,942 in bank charges, $597,957 in land claim fees, $1,657,423 in non-cash compensation, $114,361 in amortization of deferred finance charges, $986,667 in impairment of goodwill and $1,450 in other expenses.

Our total expenses increased by $740,278 to $778,951 for the three months ended January 31, 2010 from $38,673 for the three months ended January 31, 2009.  For the three months ended January 31, 2010, total expenses were comprised of $18,332 in general and administrative expenses, $196 in bank charges and $760,423 in non-cash compensation.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on May 31, 2006 to January 31, 2010, we have incurred a net loss of $7,689,414.  For the three months ended January 31, 2010, we incurred a net loss of $778,951 compared to a net loss of $314,635 for the same period in 2009, which is a increase in net loss of $464,316 between the two periods resulting from increased non-cash compensation for the three months ended January 31, 2010.

Results of Operations for the Six Months Ended January 31, 2010

Lack of Revenues

We have not generated any revenues as of January 31, 2010.

Expenses

For the six months ended January 31, 2010, our total expenses increased by $643,913 to $913,315 from $269,400 for the six months ended January 31, 2009.  For the six months ended January 31, 2010, total expenses were comprised of $97,558 in general and administrative expenses, $834 in bank charges, $787,423 in non-cash compensation and $27,500 in amortization of deferred finance charges.

Net Loss

For the six months ended January 31, 2010, we incurred a net loss of $1,024,872 compared to a net loss of $920,288 for the same period in 2009, which is an increase in net loss of $104,584 between the two periods resulting from increased non-cash compensation for the six months ended January 31, 2010.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FBC Holding Inc.

	By:	/s/ Christopher LeClerc
Date: March 22, 2010		Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director