Form 10-Q
period 2010-04-30
FBC Holding Inc.
filed 2010-06-23
CIK 1370816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-153385

FBC HOLDING INC.

(Name of Small Business Issuer in its charter)

Nevada	71-1026782
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

66 Piscataqua Road   Dover, NH 03820

 (Address of principal executive offices)

(603) 540-0828

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 22, 2010 the registrant had 18,462,155 shares of common stock outstanding.

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

FBC Holding Inc.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

April 30, 2010

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2010	July 31, 2009
ASSETS
Current Assets
Cash	$ 1,024	$ 92,525
Deferred Finance Charge		-

Total Current Assets	1,024	92,525

Capital Assets - Net	-	-
Equipment	-
	-	0
Total Assets	$ 1,024	$ 92,525

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Bank Over Draft		$ -
Accounts Payable	$ -	$ 9,069
Accrued Interest	303,933	295,508
Current Portion of Debt Discount	-	(168,403)
Stock Subsciptions Payable	-	1,219,800
Equity Obligations - current		749,700
Current Portion of Notes Payable	1,907,000	1,897,500
Total Current Liabilities	2,210,933	4,003,174

Long Term Liabilities
Debt Discount	-	-
Long Term Debt		-
Equity Obligations		-
Total Long Term Debt	-	-

Total Liabilities	2,210,933	4,003,174

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 authorized
18,741,155 (2010) and 260,262 (2009) shares
issued and outstanding	18,741	260
Preferred Stock .001 Par Value
5,000,000 authorized
0 issued and outstanding

Additional paid in capital	6,529,146	2,738,039
Defitcit Accumlated during the development stage	(8,757,796)	(6,648,948)
Total Stockholders Equity	(2,209,909)	(3,910,649)

Total Liabilities and Stockholders Equity	$ 1,024	$ 92,525

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 30, 2010
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General Selling and Adminstrative	4,264	39,755	102,959	218,519	1,576,979
Depreciation	-			1,462	1,889
Warrant Expense	-				861,694
Bank Charges	60		894	299	2,002
Land Claim Fees	-			63,875	597,957
Non Cash Compensation	1,048,089		1,835,512		2,705,512
Amortization of Deferred Finance Charges	27,500		55,000	25,000	141,861
Impairment of Goodwill	-				986,667
Other Expenses				-	1,450
	1,079,913	39,755	1,994,365	309,155	6,876,011

Gain(Loss) on Operations	(1,079,913)	(39,755)	(1,994,365)	(309,155)	(6,876,011)

Other Income (expense)
Amortization of Debt Discount	-		(106,557)	(582,950)	(1,648,198)
Interest Expense	(2,925)	(34,317)	(7,925)	(102,255)	(249,180)
	(2,925)	(34,317)	(114,482)	(685,205)	(1,897,378)

Net Income (Loss) before provision for income tax	(1,082,838)	(74,072)	(2,108,847)	(994,360)	(8,773,389)

Provision for income tax	-	-			-

Net Income(Loss) from Continuing Operations	(1,082,838)	(74,072)	(2,108,847)	(994,360)	(8,773,389)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax			-	-	15,593

Net Income (Loss)	$ (1,082,838)	$ (74,072)	$ (2,108,847)	$ (994,360)	$ (8,757,796)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$ (0.06)	$ (0.28)	$ (0.35)	$ (3.87)
Discontinuted operations	-	-	-	-
Combined	$ (0.06)	$ (0.28)	$ (0.35)	$ (3.87)

Weighted Average Number of Common Shares	17,490,429	260,262	6,003,651	256,884

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	(Inception) through
	April 30, 2010	April 30, 2009	April 30, 2010
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$ (2,108,847)	$ (994,360)	$ (8,754,871)
Less: (Income) loss from discontinued			(15,657)
Operations	-
Net loss from continuing operations	(2,108,847)	(994,360)	(8,770,528)

Adustments:
Stock issued for services	1,825,221	15,100	3,599.589
Impairment of goodwill	(749,700)		236,967
Amortization - debt discount	168,403	558,781	1,049,158
Depreciation	1,416	1,462	3,232
Deferred Financing Fees	55,000	50,000	27,500

Changes in assets & liabilities from
continuing operations

Deposits	-		214
Prepaids	-
Accounts Payable	6,069	(6,510)	-
Accrued Expenses	19,704	101,983	304,508
Other	1,463	(262)	1,774
Due Related Parties			2,121
Cash flow from operating activities
by continuing operations	(781,271)	(273,806)	(3,545,465)

Cash Flow from investing activities
Purchase of fixed assets	(1,416)	(400)	(3,675)
Net cash provided by (used for) from investing activities	(1,416)	(400)	(3,675)

Cash Flow from Financing activities
Notes payable - borrowings	6,000	40000	1,903,500
Notes payable - payments	-		(8,847)
Issuance of stock	761,819	17	1,655,511
		40,017
Net cash provided by (used for) from financing activities	767,819		3,550,164

Net cash used in continuing operations	(14,868)	230,192	1,024

Cash Flow from discontinued operations	-

Net change in cash	(14,868)	230,192	1,024

Beginning cash	15,892

Ending cash	$ 1,024	$ -	$ 1,024

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (MAY 31, 2006) TO APRIL 30, 2010

(Unaudited)

				Deficit
				Accum.	Accum.
	Common Stock			During the	Other	Stock-
		Amount	Paid In	Development	Compre.	holders'
	Shares (1)	($.001Par)	Capital	Stage	Income/(Loss)	Equity
Balance at May 30, 2006	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash	250,000	250	4,750			5,000

Foreign currency Gain(Loss)					(64)	(64)

Net Gain (Loss) for period ending
July 31st, 2006				(9,881)		(9,881)

Balance at July 31, 2006	250,000	$ 250	$ 4,750	$ (9,881)	$ (64)	$ (4,945)

Issuance of stock for cash	100,400	100	50,100			50,200

Issuance of shares for	133,333	133	266,534			266,667
acquisition

Discontinued Operations					64	64

Net loss for period ended 7/31/07				(310,032)		(310,032)

Balance at July 31, 2007	483,733	$ 483	$ 321,384	$ (319,913)	$ -	$ 1,954

Share Cancellation	(250,000)	(250)	250			-

Shares Issued for cash, net of offering
costs of $64,315	3,047	3	255,582			255,585

Shares Issued for Services	9,500	10	854,990			855,000

Conversion of Debt	3,563	4	386,649			386,653

Shares Issued for Land Claims	284		42,500			42,500

Issuance of Warrants			861,694			861,694

Net Loss for the Period Ended 7/31/08				(3,980,287)		(3,980,287)

Balance at July 31, 2008	250,127	250	2,723,049	(4,300,200)	-	(1,576,901)

Shares Issued for services	10,000	10	14,990			15,000

Fractional Shares - Reverse Stock Split	135

Net Loss				(2,348,748)		(2,348,748)

Balanace at July 31, 2009	260,262	260	2,738,039	(6,648,948)		(3,910,649)

(1) As retroactively restated for a 15 for 1 forward stock split on July 30, 2007 and a 1 for 300 reverse stock split on November 11, 2008.

See notes accompanying to the consolidated financial statements

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

Note 1.  Summary of Significant Accounting Policies.

Basis of Presentation

The accompanying unaudited consolidated financial statements of FBC Holdings Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of July 31, 2009, including notes thereto included in the Company's Form 10-K.

Nature of Operations

Wave Uranium Holding’s (“Wave”, the “Company”) business has been to acquire mineral land positions. On July 21, 2009  the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation (“FBC Holdings, Inc. – California”), and as such the Company will abandon its former business plan in the industry of mining and land acquisition.  FBC Holdings, Inc. – California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement calls for the Company to purchase FBC Holdings, Inc. – California by acquiring all the outstanding shares of FBC Holdings, Inc. – California in exchange for 8 million shares of the Company. As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company has recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount. The stock was subsequently issued in November 2009. The new entity will be focused in three areas, branding (product placement) in tv production, movies, etc.; the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; last the new Company plan will have internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.  As of May 1, 2010 the company has ceased to operate Beverly Hills Choppers, Johnny Fratto Social Club and FBC Group, and all shares issued have been return to the treasury and will be cancelled.  The Company is currently working on an asset purchase with Super Rad Toys.

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

April 30, 2010

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by  ("ASC") 260, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Fair Value of Financial Instruments

ASC 820, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2009 and 2008.

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

Income tax

The Company accounts for income taxes under ASC  No. 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

Earnings Per Share

The Company calculates net income (loss) per share as required by ASC 260, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

Note 2.  Stock-Based Compensation.

The Company accounts for stock based compensation in accordance with ASC 718, "Accounting for Stock-Based Compensation." The provisions of ASC 718 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

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

Note 3.  New Pronouncements.

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

April 30, 2010

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

April 30, 2010

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

April 30, 2010

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

Note 4.  Basis of Reporting.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the quarter ended April 30, 2010, the Company incurred a net loss of $944,789.

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

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

Note 5.  Notes Payable.

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

April 30, 2010

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

The notes will remain on the balance sheet and will accrue at zero interest.  The notes have been agreed to be converted at the note holders discretion at .65 per share.

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

Note 6.  Stockholders' Equity.

As of April 30, 2010, the Company had 150,000,000 authorized shares, $.001 par value, with 16,410,262 shares issued and outstanding.

At April 30, 2010 the Company had stock subscriptions payable outstanding of $499,800 from the exercise of 16,668 warrants for which shares had not yet been issued at January 31, 2010. The company issued the 8 million shares per the acquistion agreement and has issued additional shares to various individuals for  services.

Stock options and warrants

At April 30, 2010 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under ASC 718(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

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

As of January 31, 2009 105,951 warrants remained outstanding.

Note 7.  Contingencies.

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $225,000. The Company disputes the allegations and the matter is currently ongoing.

Note 8.  Related Party Transactions.

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

FBC HOLDING INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

Note 10.  Subsequent events.

As of May 1, 2010 the Company has ceased to operate FBC Group, Beverly Hills Choppers and JFSC.  All shares issued for this entity have been returned to the Company and will be cancelled.  At present the Company is negotiating an asset purchase of Super Rad Toys.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

FBC Holding Inc. ("FBC Holding", "the Company", “our” or "we") was incorporated as a Nevada company on May 31, 2006 as Wave Uranium Holding.  On September 24, 2009 we merged with FBC Holding Inc. and changed our name to FBC Holding Inc.  We are a development stage company.  On May 1st, 2010 we returned the assets of Beverly Hills Choppers, Johnny Fratto Social Club and FBC Group, in return all shares that were issued were returned to the company.  We are presently in negotiations with Super Rad Toys to acquire Super Rads licenses.  Our principal offices are located at 66 Piscataqua Road, Dover, NH 03820.  Our fiscal year end is July 31.

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

Results of Operations for the Period From May 31, 2006 (Date of Inception) to April 30, 2010 and for the Three Months Ended April 30, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on May 31, 2006 to April 30, 2010.  We have not generated any revenues.  As of April 30, 2010, we had total assets of $1,024 and total liabilities of $2,210,933.  Since our inception to April 30, 2010, we have accumulated a deficit of $8,757,796.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $6,876,011 since our inception on May 31, 2006 to April 30, 2010, including $1,576,979 in general and administrative expenses (including accounting, auditing and legal fees), $1,889 in depreciation, $861,694 in warrant expense, $2,002 in bank charges, $597,957 in land claim fees, $2,705,512 in non-cash compensation, $141,861 in amortization of deferred finance charges, $986,667 in impairment of goodwill and $1,450 in other expenses.

Our total expenses increased by $1,040,158 to 1,079,913 for the three months ended April 30, 2010 from $39,955 for the three months ended April 30, 2009.  For the three months ended April 30, 2010, total expenses were comprised of $4264 in general and administrative expenses, $60 in bank charges, $1,048,089 in non-cash compensation and $27,500 in amortization of deferred finance charges.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on May 31, 2006 to April 30, 2010, we have incurred a net loss of $8,757,796.  For the three months ended April 30, 2010, we incurred a net loss of $1,082,838 compared to a net loss of $74,702 for the same period in 2009, which is an increase in net loss of $1,008,766 between the two periods resulting from increased non-cash compensation for the three months ended April, 2010.

Results of Operations for the Nine Months Ended April 30, 2010

Lack of Revenues

We have not generated any revenues as of April 30, 2010.

Expenses

For the nine months ended April 30, 2010, our total expenses increased by $1,685,210 to $1,994,365 from $ 309,155 for the nine months ended April 30, 2009.  For the nine months ended April 30, 2010, total expenses were comprised of $102,959 in general and administrative expenses, $894 in bank charges, $1,835,512 in non-cash compensation and $55,000 in amortization of deferred finance charges.

Net Loss

For the nine months ended April 30, 2010, we incurred a net loss of $2,108,847 compared to a net loss of $994,360 for the same period in 2009, which is an increase in net loss of $1,114,487 between the two periods resulting from increased non-cash compensation for the nine months ended April 30, 2010.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

FBC Holding Inc.

Date: June 22, 2010	By: /s/ Christopher LeClerc
Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director