Form 10-K
period 2010-07-31
FBC Holding Inc.
filed 2010-11-15
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number 000-52854

FBC HOLDING INC.

(Name of Small Business Issuer in its charter)

Nevada	71-1026782
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

66 Piscataqua Road, Dover, NH  03820

(Address of principal executive offices)

(603) 540-0828

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes   ☐   No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☑

As of January 30, 2010, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $36,578.40 based on the closing sale price of $0.30 per share on that date.

Number of common shares outstanding at November 13, 2010:  74,410,262

TABLE OF CONTENTS

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

As used in this annual report, the terms "we", "us", "our", “the Company”, and "FBC" mean FBC Holding Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Nevada company on March 16, 2007 as Wave Uranium Holding.  On September 24, 2009 we merged with FBC Holding Inc. and changed our name to FBC Holding Inc. We have recently filed with a name change to Super Rad Industries..  We are a development stage company.

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

Our Business

From August 1, 2010 to May 1 2010 the Company was focused on product branding, social networking and branding of our assets name Beverly Hills Choppers.  As of May 1st, 2010 the Company received the shares issued to the owners of FBC (the private company) in return for release of ownership of Beverly Hills Choppers, FBC Group and the JFSC.tv aka the Johnny Fratto Social Club.  At the time the Company began talks with Super rad Corporation.  Super Rad is a pioneer in the vinyl toy space, additional the Super Rad has several licenses amoung many name brand products and toy and comic companies.  At that time The company signed a letter of intent, followed by and option to purchase and asset purchase agreement with Super Rad Corporaton.  As per the agreement the Company will change its name to Super Rad Industries from FBC Holdings.  The asset purchased was finalized in late August, 2010.

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

Markets and Competition

We are a marketing and branding entertainment company.  We compete with other marketing and branding companies, large advertisers, and other motorcycle and chopper companies.  Many of these larger companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on the development of their business and advertising and developing their products.  In addition, they may be able to afford more experienced and qualified personnel to develop their business.  This competition could result in competitors having taking a larger share of our market and could adversely impact on our ability to achieve the financing necessary for us to further develop our business plan.

We will also compete with other marketing and branding companies for financing from a limited number of investors that are prepared to make investments in these companies.  The presence of competing companies may impact on our ability to raise additional capital in order to fund our development if investors are of the view that investments in competitors are more attractive based on the merit of their business under investigation and the price of the investment offered to investors.

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

Employees and Consultants

As of November 13, 2010, we have no part time or full time employees.  Christopher LeClerc, our director and President works part time as an independent contractor and works in the areas of business development and management.  He currently contributes approximately 30 hours a week to our operations.

Subsidiaries

As of November 13, 2010, we have the following wholly owned subsidiaries:  Wave Uranium, FBC Holding CA, and FBC Holding NV.

Intellectual Property

We have not filed for any protection of our trademark for FBC Holding.  We own the copyright of all of the contents of our websites, www.beveryhillschoppers.com, and www.jfsc.tv.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at 66 Piscataqua Road, Dover, NH  03820.

Item 3.  Legal Proceedings

As of November 13, 2010, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “FBCD.OB”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.   The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

Period	High	Low
May 1, 2010 – July 31, 2010	0.30	0.10
February 1, 2010 – April 30, 2010	0. 40	0.3
November 1, 2010 – January 31, 2010	1.40	0.05
August 1, 2009 – October 31, 2009	0.09	0.09
May 1, 2009 – July 31, 2009	0.12	0.09
February 1, 2009 – April 30, 2009	1.50	0.10
November 1, 2008 – January 31, 2009	2.10	0.09
August 1, 2008 – October 31, 2008	4.80	0.21

Holders

As of November 13, 2010, there were approximately 50 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future.  Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

From May 1, 2010 to July 31, 2010, we made no sales of unregistered securities.

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

Results of Operations

No Revenues

Since our inception on May 30, 2006 to July 31, 2010, we did not earn any revenues.  During the fiscal year ended July 31, 2010 we did not generate any revenues.  As of July 31, 2010, we had an accumulated deficit of $6,649,048.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $13,948,587 since May 30, 2006 (date of inception) to July 31, 2010.  Our net loss increased significantly, from $2,348,848 for the fiscal year ended July 31, 2009 to $7,283,972 for the fiscal year ended July 31, 2010, an increase of $4,935,124.

Expenses

From May 30, 2006 (date of inception) to July 31, 2010, our total expenses were $11,967,016; our total expenses for the year ending July 31, 2010 were $7,079,071 compared with $1,144,585 for the year ended July 31, 2009.  The major components of our expenses consist of (a) general and administrative expenses ($88,818 for the year ended July 31, 2010, compared to $293,952 for year ending July 31, 2009), (b) warrant expense of $nil for the year ending July 31, 2010 compared to $nil for the year ending July 31, 2009, (c) land claim fee of $nil compared to $63,875 for the year ending July 31, 2009, (d) non cash compensation of $6,989,267 for the year ending July 31, 2010 compared to $15,100 for the year ending July 31, 2009, and (e) impairment of goodwill of $nil for the year ending July 31, 2010 compared to $720,000 for the year ending July 31, 2009.

For the year ending July 31, 2010 our total operating expenses were $7,079,071 compared to $1,144,585 for the year ended July 31, 2009.  We attribute the increase to costs of non cash compensation.  Our general and administrative expenses consisted of the following: salaries, filing fees, bank charges and interest, professional fees (accounting and legal), telephone and other associated office fees, management and consulting fees (including investor relation fees), marketing, and mineral property expenses.

Liquidity and Capital Resources

As at July 31, 2010 we had cash in the amount of $nil and a working capital deficit of $3,485,354.  This is in contrast to our cash position at the same time last year, July 31, 2009 when we had $92,525 of cash in the bank.  As at July 31, 2010 our total assets were $nil and our total liabilities were $3,485,354.

Our net loss of $13,947,250 from inception on May 30, 2006 until July 31, 2010 was funded by a combination of equity and debt financing.  From inception on May 30, 2006 until July 31, 2010 we have raised approximately $893,692 from the sale of our common stock.

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

We have not yet generated revenues and have incurred significant operating losses from operations.  We may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability.  We have limited capital with which to pursue our business plan.  There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

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

Off-Balance Sheet Arrangements

As of July 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FBC Holding Inc.

Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of FBC Holding Inc. (a development stage company), as of July 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years ended July 31, 2010 and 2009, and for the period from May 30, 2006 (inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBC Holding Inc. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended July 31, 2010 and 2009, and for the period from May 30, 2006 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
October 20, 2010	RONALD R. CHADWICK, P.C.

FBC Holding Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Audited

	July 31, 2010	July 31, 2009
ASSETS
Current Assets
Cash	$ -	$ 92,525

Total Current Assets	-	92,525

Total Assets	$ -	$ 92,525

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Bank Over Draft	$ 1,263	$ -
Accounts Payable	5,085	9,069
Accrued Interest	332,006	295,508
Current Portion of Debt Discount	-	(168,403)
Stock Subscriptions Payable	-	1,219,800
Equity Obligations - current	1,249,500	749,700
Current Portion of Notes Payable	1,897,500	1,897,500
Total Current Liabilities	3,485,354	4,003,174

Total Liabilities	3,485,354	4,003,174

Stockholders’ Equity

Common Stock .001 Par Value;
150,000,000 shares authorized;
22,810,262 (2010) and 260,262 (2009)
issued and outstanding	22,810	260
Preferred Stock .001 Par Value
5,000,000 shares authorized
0 issued and outstanding	-	-

Additional paid in capital	10,424,756	2,738,039
Deficit accumulated during the development stage	(13,932,920)	(6,648,948)
Total Stockholders' Equity	(3,485,354)	(3,910,649)

Total Liabilities and Stockholders' Equity	$ -	$ 92,525

See notes accompanying to the consolidated financial statements.

FBC Holding Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Audited

	Year Ended July 31, 2010	Three Months Ended July 31, 2009	May 30, 2006 (Inception) through July 31, 2010
Revenue	$ -	$ -	$ -

Expenses
General Selling and Administrative	88,818	293,952	1,564,101
Depreciation	-	1,062	1,889
Warrant Expense	-		861,694
Bank Charges	986	596	2,094
Land Claim Fees	-	63,875	597,957
Non Cash Compensation	6,989,267	15,000	7,809,303
Amortization of Deferred Finance Charges		50,000	141,861
Impairment of Goodwill	-	720,000	986,667
Other Expenses			1,450
	7,079,071	1,144,485	11,967,016

Gain(Loss) on Operations	(7,079,071)	(1,144,485)	(11,967,016)

Other Income (expense)
Amortization of Debt Discount	(168,403)	(961,167)	(1,648,198)
Interest Expense	(36,498)	(243,096)	(332,036)
	(204,901)	(1,204,263)	(1,980,234)

Net Income (Loss) before provision for income tax	(7,283,972)	(2,348,748)	(13,947,250)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(7,283,972)	(2,348,748)	(13,947,250)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax	-	-	15,593

Net Income (Loss)	$ (7,283,972)	$ (2,348,748)	$ (13,931,657)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$ (0.82)	$ (9.11)
Discontinued operations	-	-
Combined	$ (0.82)	$ (9.11)

Weighted Average Number of Common Shares	8,877,362	257,728

See notes accompanying to the consolidated financial statements.

FBC Holding Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Audited

	Year Ended July 31, 2010	Year Ended July 31, 2009	May 30, 2006 Inception through July 31, 2010
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$ (7,283,972)	$ (2,348,848)	$ (13,932,930)
Less: (Income) loss from discontinued			(15,657)
Operations	-	-	-
Net loss from continuing operations	(7,283,972)	(2,348,848)	(13,948,587)

Adjustments:
Stock issued for services	6,989,267	15,100	8,989,847
Impairment of goodwill		720,000	720,000
Amortization - debt discount	168,403	961,167	1,129,570
Depreciation		1,062	1,062
Deferred Financing Fees		50,000

Changes in assets & liabilities from
continuing operations

Deposits	-
Prepaids	-	-
Accounts Payable	(3,984)	2,559	(3,984)
Accrued Expenses	36,498	242,296	332,006
Other	1,263
Due Related Parties		-	-
Cash flow from operating activities
by continuing operations	(92,525)	(356,664)	(2,780,086)

Cash Flow from investing activities
Purchase of fixed assets	-		(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	-	335,000	1,897,500
Notes payable - payments	-	(120,000)	(8,847)
Issuance of stock	-		893,692

Net cash provided by (used for) from financing activities	-	215,000	2,782,345

Net cash used in continuing operations	(92,525)	(141,664)	-

Cash Flow from discontinued operations	-	-	-

Net change in cash	(92,525)	(141,664)	-

Beginning cash	92,525	234,189

Ending cash	$ -	$ 92,525	$ -

Schedule of Non-Cash Investing and Financing Activities

In 2007, the Company issued 133,333 shares for all the shares in a private corporation valued at $266,667.
In 2008, lendors to the Company converted $386,653 of notes payable and accrued interest into 3,563 shares of common stock.
In 2010 the Company issued 8 million shares in fulfillment of a stock subscription payable of $720,000 and
14,550,000 shares for consulting and services valued at $6,989,267.

Supplemental Disclosures
Cash Paid For:
Interest		$ -
Income Taxes		$ -

See notes accompanying to the consolidated financial statements.

FBC Holding Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Audited

	Common Stock			Deficit Accumulated During the		Accumulated Other
		Amount	Paid In	Development		Comprehensive	Stockholders’
	Shares (1)	($.001Par)	Capital	Stage		Income/(Loss)	Equity
Balance at May 30, 2006	-	$ -	$ -	$ -		$ -	$ -

Issuance of stock for cash	250,000	250	4,750				5,000

Foreign currency Gain(Loss)						(64)	(64)

Net Gain (Loss) for period ending
July 31st, 2006				(9,881)			(9,881)

Balance at July 31, 2006	250,000	$ 250	$ 4,750	$ (9,881)		$ (64)	$ (4,945)

Issuance of stock for cash	100,400	100	50,100				50,200

Issuance of shares for	133,333	133	266,534				266,667
acquisition

Discontinued Operations						64	64

Net loss for the year				(310,032)			(310,032)

Balance at July 31, 2007	483,733	$ 483	$ 321,384	$ (319,913)		$ -	$ 1,954

Share Cancellation	(250,000)	(250)	250				-

Shares Issued for cash, net of offering
costs of $64,315	3,047	3	255,582				255,585

Shares Issued for Services	9,500	10	854,990				855,000

Conversion of Debt	3,563	4	386,649				386,653

Shares Issued for Land Claims	284		42,500				42,500

Issuance of Warrants			861,694				861,694

Net loss for the year				(3,980,287)			(3,980,287)

Balance at July 31, 2008	250,127	$ 250	$ 2,723,049	$ (4,300,200)	#	$ -	$ (1,576,901)

Shares Issued for services	10,000	10	14,990				15,000

Fractional Shares - Reverse Stock Split	135

Net loss for the year				(2,348,748)			(2,348,748)

Balance at July 31, 2009	260,262	$ 260	$ 2,738,039	$ (6,648,948)		$ -	$ (3,910,649)

Shares Issued for services	14,550,000	14,550	6,974,717				6,989,267

Shares issued for stock subscription payable	8,000,000	8,000	712,000				720,000

Net loss for the year				(7,283,972)			(7,283,972)

Balance at July, 31 2010	22,810,262	$ 22,810	$ 10,424,756	$ (13,932,920)		$ -	$ (3,485,354)

(1) As restated for a 15 for 1 forward stock split on 7/30/07 and a 1 for 300 reverse stock split on 11/11/08.

See notes accompanying to the consolidated financial statements.

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Wave Uranium Holding's ("Wave", the "Company") business has been to acquire mineral land positions. In October 2009 the Company was redomiciled as a Nevada corporation under the name FBC Holding Corp. On July 21, 2009 the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), and as such the Company will abandon its former business plan in the industry of mining and land acquisition. FBC Holdings, Inc. - California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement calls for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company. As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company has recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount. The stock was subsequently issued in November 2009. The new entity will be focused in three areas, branding (product placement) in television production, movies, etc.; the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; and the new Company plan will have internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.

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

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 2 – STOCK BASED COMPENSATION

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

Fair Value of Financial Instruments

AFC Topic 820, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2010 and 2009.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, restricted cash, trade accounts receivables, accounts payable, accrued expenses, notes payable and due to investors. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term debt, notes payable and due to investors approximates fair values of similar debt instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Tax

The Company accounts for income taxes under ASC 720, Under ASC 720 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At July 31, 2010 and 2009 the Company had net operating loss carryforwards of approximately $13,000,000 and $5,800,000 which begin to expire in 2026. The deferred tax assets of approximately $1,900,000 and $860,000 in 2010 and 2009, created by the net operating losses, have been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2009 was $1,040,000 and $360,000.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 3 – NEW PRONOUNCEMENTS

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

This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

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

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 3 – NEW PRONOUNCEMENTS (continued)

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140."

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 3 – NEW PRONOUNCEMENTS (continued)

SFAS 159 - `The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.'

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

The following are eligible items for the measurement option established by this Statement:

1. Recognized financial assets and financial liabilities except:

     a.   An investment in a subsidiary that the entity is required to consolidate.

     b.   An interest in a variable interest entity that the entity is required to consolidate.

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

     e.   Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions.

     f.   Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments.

3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services.

4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 3 – NEW PRONOUNCEMENTS (continued)

The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method.

2. Is irrevocable (unless a new election date occurs).

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

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheets and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

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

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 3 – NEW PRONOUNCEMENTS (continued)

EITF 00-19-2, "Accounting for Registration Payment Arrangements."

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

NOTE 4 – BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended July 31, 2010, the Company incurred a net loss of $7,283,972.

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

NOTE 5 – NOTES PAYABLE

At July 31, 2010 and 2009 the Company had two unsecured notes payable outstanding for $120,000 total, all currently due and bearing compound interest at 9% per annum.

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

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 5 – NOTES PAYABLE (continued)

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

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 5 – NOTES PAYABLE (continued)

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

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan. The effective amortization rate is 96%. During the years ended July 31, 2010 and 2009 the Company amortized $168,403 and $961,167 of the debt discount, leaving a remaining balance of $0. The Company's potential equity cost from the conversion feature and attached warrants of $1,249,500 was recorded as an equity obligation liability in 2008.

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

The balance due under all notes payable at July 31, 2010 and 2009 was $1,897,500, with all notes currently due at July 31, 2010. Interest expense from notes payable in 2010 and 2009 was $36,498 and $243,096, and accrued interest payable at July 31, 2010 and 2009 was $332,006 and $295,508.

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 6 – STOCKHOLDERS’ EQUITY

As of July 31, 2010 and 2009, the Company had 150,000,000 authorized shares,$.001 par value, with 21,810,262 and 262,300 shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

At July 31, 2010 and 2009 the Company had stock options and warrants outstanding as described below.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options and warrants under ASC 718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

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

As of July 31, 2008, all of the 2008 warrant grants of 22,661 remained outstanding.

The Company issued 100,000 warrants in 2009 under a $150,000 convertible debenture, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $1 per share with the warrant terms expiring in July 2014. The warrants were out of the money with no material recording value.  At July 31, 2009 there were 122,661 warrants outstanding.

In year-end July 31, 2010, 1,828 warrants expired leaving a year-end balance of 120,833 warrants.

FBC Holding Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audited

July 31, 2010

NOTE 7 – CONTINGENCIES

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $225,000. The Company disputes the allegations and the matter is currently ongoing.

NOTE 8 – RELATED PARTY TRANSACTIONS

In 2009 The Company made payments of $1,500 per month plus costs on a building lease held in the name of an entity under common control. The lease ran through July 2009.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants.  Our audited financial statements for the fiscal years ended July 31, 2010 and 2009 have been included in this annual report in reliance upon Ronald R. Chadwick, P.C., Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010.  Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately do not ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to the material weaknesses in our internal control over financial reporting as reported below.  The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of July 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walkthrough of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	There is lack of segregation of duties and therefore the Company is susceptible to fraud and misappropriation of assets.
2.

There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection.  There no software based accounting controls in place to prevent double entries, monitor performance, etc.

3.

There is a lack of entity wide controls establishing a “tone at the top”, including no audit committee, no policy on fraud and no code of ethics.  A whistleblower policy is not necessary given the small size of the organization.

The Company is working on the following remediation efforts:

1.

The Company has hired an external accountant to record transactions and prepare the financial statements.  The information should be sent to the accountant by someone who is not in control of the bank account.

2	Obtain quotes for prevention and detection software in order to protect against fraud.
3.	Once we obtain funding, we will purchase basic accounting software to record accounting transactions and print checks.
4.	Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.
5.

Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We did not change our internal control over financial reporting during our last fiscal quarter of 2010 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age, and position of our executive officers and directors as of November 13, 2010.

Position(s) Held in
Name and Age	FBC Holding Inc.	Tenure
Christopher LeClerc, 34	Director	From December 2007 to present
	President, Chief Executive Officer	From March 20, 2009 to present
	Chief Financial Officer and Treasurer	From June 2007 to present
Brian Lehmann, 41	Secretary	July 22, 2010 to present

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

Christopher LeClerc, Director, President, Chief Executive Officer, Chief Financial Officer and Treasurer

Mr. LeClerc has been the Company’s Chief Financial Officer since June 2007 and a Director of the Company since December 2007.  He was appointed our President and Chief Executive Officer on March 20, 2009.  Mr. LeClerc has also has been the President, Chief Financial Officer and Director of Liska Biometry, Inc. since June 2006.  Prior to his employment with Liska biometry, Mr. LeClerc was employed by Andover Brokerage LLC (commencing May 2001), where he was responsible for a 12-member proprietary trading desk specializing in a wide range of investment strategies.  Mr. LeClerc also worked at Mercer Partners L.P. (commencing February 1999).  Mercer Partners L.P. is a New York-based investment bank and securities underwriter.  Mr. LeClerc was a Director of Business Development and Head of OTC trading at Mercer Partners L.P.  Previously, he has served as financial consultant and equities trader for Merrill Lynch, M.H. Meyerson and ETG LLC.

Brian Lehmann, Secretary

Mr. Lehman has been our Secretary since July 22, 2010.  Mr. Lehmann has over 22 years of business and technical experience in outsourced services, software and technology fields, with particular strengths in corporate development, marketing, product management, business development and software development.  From 2005 until present, Mr. Lehmann has been Chief Executive Officer of Prestige Employee Administrators Inc., a private company that provides outsourced human resources services to over 250 Small & Medium Businesses in 32 States

Director Nominees

We do not have a nominating committee.  The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board.  Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

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

Item 11.  Executive Compensation

The following table sets forth, as of July 31, 2010, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Christopher	2010	0	0	0	0	0	0	0	0
LeClerc (1)	2009	0	0	450,000	0	0	0	0	450,000
Cady	2010	0	0	0	0	0	0	0	0
Johnson (2)	2009	45,000	0	300,000	0	0	0	0	345,000

(1)	Mr. LeClerc has been a director since December 2007 and our Chief Financial Officer, Secretary and Treasurer since June 2007. He was appointed our President, Chief Executive Officer on March 20, 2009.
(2)	Mr. Johnson was our President and Chief Financial Officer from June 2007 until March 19, 2009

Employment Agreements

We do not currently have an employment agreement with our sole officer and director.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2010.  As of November 13, 2010, none of our executive officers or directors owned any of our derivative securities.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director for the year ended July 31, 2009.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended July 31, 2009.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of November 13, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 13, 2010 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of November 13, 2010, there were 74,410,262 common shares issued and outstanding.

		Amount and
		Nature of
		Beneficial	Percent of
Name and Address of		Ownership (1)	Class (2)
Beneficial Owner	Title of Class	(#)	(%)
Christopher LeClerc (3)	Common	5,000	(4)
66 Pifcatqua Road
Dover, NH 03820

Norman Meier	Common	133,334	23.8
5348 Vegas Drive, #228
Las Vegas, Nevada 89108

Sichenzia Ross Friedman Ference LLP	Common	300,000	53.5
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

(2) Based on 74,410,262 issued and outstanding shares of common stock as of November 13, 2010.

(3) Mr. LeClerc is our sole officer and director.

(4)  Less than 1%.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Not applicable.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Ronald r. Chadwick, P.C. PC, for the audit of our annual financial statements respectively for the years ended July 31, 2009 and 2010 and any other fees billed for other services rendered by Morgan & Company and Ronald r. Chadwick, P.C. PC during these periods.  All fees are paid by US dollars.

	Year Ended July 31,	Year Ended July 31,
	2009	2010
Audit fees	8,500
Audit-related fees	-
Tax fees	-
All other fees	-
Total	8,500

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually.  The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page 10.

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

FBC Holding Inc. By: /s/ Christopher LeClerc
Date: November 15, 2010	Christopher LeClerc President, Secretary, Treasurer, Chief Executive Officer, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	D ate

/ s/ Christopher LeClerc	President, Chief Executive Officer, Secretary,	November 15, 2010
Christopher LeClerc	Treasurer, Chief Financial Officer, Director