Form 10-Q
period 2010-10-31
FBC Holding Inc.
filed 2010-12-17
CIK 1370816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

(603) 540-0828

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 22, 2010 the registrant had 79,635,262 shares of common stock outstanding, par value $0.001.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Item 1.  Financial Statements.

The unaudited interim financial statements of FBC Holding Inc. (the “Company,” “FBC Holding,” “we,” “our,” “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of FBC Holding Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2010.  Significant accounting policies disclosed therein have not changed except as noted below.

FBC Holding Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31, 2010	July 31, 2010
ASSETS
Current Assets
Cash	$ -	$ -

Total Current Assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Bank Over Draft	$ 1,263	$ 1,263
Accounts Payable	5,085	5,085
Accrued Interest	335,310	332,006
Equity Obligations - current	1,249,500	1,249,500
Current Portion of Notes Payable	1,883,800	1,897,500
Total Current Liabilities	3,474,958	3,485,354

Total Liabilities	3,474,958	3,485,354

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 shares authorized;
74,010,262 (Oct 2010) and 22,810,262 (July 2010) shares
issued and outstanding	74,010	22,810
Preferred Stock .001 Par Value
5,000,000 shares authorized
0 issued and outstanding	-	-

Additional paid in capital	15,492,013	10,424,756
Defitcit accumlated during the development stage	(19,040,981)	(13,932,920)
Total Stockholders' Equity	(3,474,958)	(3,485,354)

Total Liabilities and Stockholders' Equity	$ -	$ -

See accompanying notes to the consolidated financial statements.

FBC Holding Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	May 31, 2006 (Inception) through October 31, 2010
Revenue	$ -	$ -	$ -

Expenses
General Selling and Administrative	-	293,952	1,565,364
Depreciation	-	1,062	1,889
Warrant Expense	-	-	861,694
Loss On Conversion	1,356,000	-	1,356,000
Bank Charges	-	596	2,094
Land Claim Fees	-	63,875	597,957
Non Cash Compensation	2,500,000	15,000	10,309,303
Amortization of Deferred Finance Charges	-	50,000	141,861
Impairment of Goodwill	1,250,000	720,000	2,236,667
Other Expenses	-	-	187
	5,106,000	1,144,485	17,073,016

Gain(Loss) on Operations	(5,106,000)	(1,144,485)	(17,073,016)

Other Income (expense)
Amortization of Debt Discount	-	(961,167)	(1,648,198)
Interest Expense	(3,304)	(243,096)	(335,340)
	(3,304)	(1,204,263)	(1,983,538)

Net Income (Loss) before provision for income tax	(5,109,304)	(2,348,748)	(19,056,554)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(5,109,304)	(2,348,748)	(19,056,554)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax	-	-	15,593

Net Income (Loss)	$ (5,109,304)	$ (2,348,748)	$ (19,040,961)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$ (0.10)	$ (9.11)
Discontinued operations	-	-
Combined	$ (0.10)	$ (9.11)

Weighted Average Number of Common Shares	53,371,128	257,728

See accompanying notes to the consolidated financial statements.

FBC Holding Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	May 31, 2006 (Inception)through October 31, 2010
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$ (5,109,304)	$ (2,348,848)	$ (19,040,981)
Less: (Income) loss from discontinued			(15,657)
Operations	-	-	-
Net loss from continuing operations	(5,109,304)	(2,348,848)	(19,056,638)

Adustments:
Stock issued for services	3,856,000	15,100	12,478,427
Impairment of goodwill	1,250,000	720,000	1,970,000
Amortization - debt discount	-	961,167	961,167
Depreciation	-	1,062	1,062
Deferred Financing Fees	-	50,000	-

Changes in assets & liabilities from
continuing operations:
Accounts Payable	-	2,559	(3,984)
Accrued Expenses	3,304	242,296	335,310
Due Related Parties	1,263	-	-
Cash flow from operating activities
by continuing operations	1,263	(356,664)	(3,314,656)

Cash Flow from investing activities
Purchase of fixed assets	-	-	(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	-	335,000	1,897,500
Notes payable - payments	-	(120,000)	(8,847)
Issuance of stock			1,428,262

Net cash provided by (used for) from financing activities	-	215,000	3,316,915

Net cash used in continuing operations	1,263	(141,664)	-

Cash Flow from discontinued operations	-	-	-

Net change in cash	1,263	(141,664)	-

Beginning cash	(1,263)	234,189	-

Ending cash	$ -	$ 92,525	$ -

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

See accompanying notes to the consolidated financial statements.

FBC Holding Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Wave Uranium Holding's ("Wave,” the "Company") business has been to acquire mineral land positions.  In October 2009 the Company was redomiciled as a Nevada corporation under the name FBC Holding Corp.  On July 21, 2009 the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), and as such the Company will abandon its former business plan in the industry of mining and land acquisition.  FBC Holdings, Inc.

- - California had no material activity up to the agreement date and no material assets or liabilities.  The acquisition agreement calls for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company.  As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company has recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount.  The stock was subsequently issued in November 2009.  The new entity will be focused in three areas, branding (product placement) in tv production, movies, etc.; the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; last the new Company plan will have internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.  The Company returned all interest in BHC, and JFSC for return of all shares issued.  In August the Company signed a Letter of Intent to purchase Super Rad Toys for 12,500,000 shares.  The asset purchase is awaiting final approval.

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

FBC Holding Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

(Continued)

Earnings per Share

The Company calculates net income (loss) per share as required by ASC 260, "Earnings per Share.”  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

(2)  STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with ASC 718, "Accounting for Stock-Based Compensation.”  The provisions of ASC 718 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

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

FBC Holding Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

(Continued)

(3)  INCOME TAX

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

At July 31, 2010 and 2009 the Company had net operating loss carryforwards of approximately $13,000,000 and $5,800,000 which begin to expire in 2026.  The deferred tax asset of approximately $1,900,000 and $860,000 in 2010 and 2009 created by the net operating losses have been offset by a 100% valuation allowance.  The change in the valuation allowance in 2010 and 2009 was $1,040,000 and $360,000.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

(4)  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the three months ended October 31, 2010, the Company incurred a net loss of $5,123,304.

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

FBC Holding Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

(Continued)

(5)  NOTES PAYABLE

At October 31, 2010 and 2009 the Company had two unsecured notes payable outstanding for $120,000 total, all currently due and bearing compound interest at 9% per annum.  On March 20, 2008, Wave Uranium Holding (the "Company") entered into a securities purchase agreement (the "Agreement") with accredited investors (the "Investors") pursuant to which the Investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the "Debentures").  The Debentures bore interest at 8% and mature twenty-four months from the date of issuance.  The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 ("Initial Conversion Price").

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

FBC Holding Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

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

The balance due under all notes payable at July 31, 2010 and 2009 was $1,897,500 with all notes currently due at July 31, 2010.  Interest expense from notes payable in 2010 and 2009 was $36,498 and $243,096, and accrued interest payable at July 31, 2010 and 2009 was $332,006 and $295,508.

(6)  STOCKHOLDERS' EQUITY

As of October 31, 2010 and 2009, the Company had 150,000,000 authorized shares, $.001 par value, with 74,010,282and 262,300 shares issued and outstanding.

Stock Options and Warrants

At October 31, 2010 and 2009 the Company had stock options and warrants outstanding as described below.

FBC Holding Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

(Continued)

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

In year end July 31, 2010, 1,828 warrants expired leaving a year end balance of 120,833 warrants.

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

Overview

FBC Holding Inc. ("FBC Holding", "the Company,” “our” or "we") was incorporated as a Nevada company on May 31, 2006 as Wave Uranium Holding.  On September 24, 2009 we merged with FBC Holding Inc. and changed our name to FBC Holding Inc.  We are a development stage company.  On May 1st, 2010 we returned the assets of Beverly Hills Choppers, Johnny Fratto Social Club and FBC Group, in return all shares that were issued were returned to the company.  We acquired all of the assets of Super Rad Corporation on August 11, 2010.  On October 26, 2010, a majority of our shareholders and our board of directors authorized a name change to Super Rad Industries, Inc.  Our principal offices are located at 66 Piscataqua Road, Dover, NH 03820.  Our fiscal year end is July 31.

Our common stock trades on the FINRA-operated Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol “FBCD.OB.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities.  OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network.  Information on the OTCBB can be found at www.otcbb.com.  We have not paid any dividends on our common stock.  We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

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

Results of Operations for the Period from May 31, 2006 (Date of Inception) to October 31, 2010 and for the Three Months Ended October 31, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on May 31, 2006 to October 31, 2010.  We have not generated any revenues.  As of October 31, 2010, we had total assets of $-0- and total liabilities of $3,474,958.  Since our inception to October 31, 2010, we have accumulated a deficit of $19,056,224.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total operating expenses of $17,073,016 since our inception on May 31, 2006 to October 31, 2010, including $1,565,364 in general and administrative expenses (including accounting, auditing and legal fees), $1,889 in depreciation, $861,694 in warrant expense, $2,094 in bank charges, $597,957 in land claim fees, $10,309,303 in non-cash compensation, $141,861 in amortization of deferred finance charges, $2,236,667 in impairment of goodwill and $187 in other expenses.

We have accumulated other expenses of $1,983,538 since our inception on May 31, 2006 to October 31, 2010, including $1,648,198 in amortization of debt discount and $335,340 in interest expense.

Our total expenses increased by $2,760,556 to $5,109,304 for the three months ended October 31, 2010 from $2,348,748 for the three months ended October 31, 2009.  For the three months ended October 31, 2010, total expenses were comprised of $1,356,000 on the loss on conversion, $2,500,000 in non-cash compensation, $1,250,000 in impairment of goodwill and $3,304 in interest expense.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on May 31, 2006 to October 31, 2010, we have incurred a net loss of $19,040,961.  For the three months ended October 31, 2010, we incurred a net loss of $5,109,304 compared to a net loss of $2,348,748 for the three months ended October 31, 2009, which is an increase in net loss of $2,760,556.

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

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of October 31, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of October 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

 Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2010, FBC Holding, Inc. issued 10,000,000 shares of its common stock to Super Rad Corporation for and in consideration for the acquisition of the Super Rad Corporation assets.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that the issuance of was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On August 13, 2010, FBC Holding, Inc. issued 24,000,000 shares of its common stock to Christopher LeClerc for and in consideration for reimbursement of salary and expenses.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that the issuance of was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 26, 2010, our Board of Directors approved, subject to receiving the approval of a majority of our outstanding capital stock, an amendment of our Articles of Incorporation, to change our name from FBC Holding Inc. to Super Rad Industries Inc. The Majority stockholders approved the amendment to our Articles of Incorporation pursuant to a written consent dated as of October 26, 2010.

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

FBC Holding Inc.

Date: December 16, 2010	By: /s/ Christopher LeClerc
Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director