Form 10-K/A
period 2010-07-31
FBC Holding Inc.
filed 2011-01-20
CIK 1370816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K/A

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2010

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-119915

FBC HOLDING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	71-1026782
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

66 Piscataqua Road
Dover, NH	03820
(Address of Principal Executive Offices)	(Zip Code)

(603) 540-0828
Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Index

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities ActYes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [ ] No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                   Accelerated Filer [  ]                                           Non-Accelerated Filer [  ]
Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X ]

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the Electronic Bulletin Board on January 14, 2011, was approximately $1,238,511.40.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of January 17, 2011, the Company had outstanding 93,579,262 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Index

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE STATEMENTS REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES.  THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY’S BUSINESS, SEE “ITEM 1A. RISK FACTORS.”

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, and “FBC”  are to FBC Holding, Inc..

PART I.

ITEM 1:  DESCRIPTION OF BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis set forth herein contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results.  From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral.  Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance.  These statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipates,” “intends,” “plans,” “expects,” “will,” and other words and phrases of similar meaning.  In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying risk factors, listed below, that could cause the Company’s actual results to differ materially from expected and historical results.  It is not possible to foresee or identify all such factors.  Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

Index

BUSINESS OVERVIEW

CORPORATE ORGANIZATION

FBC Holding Inc. ("FBC Holding", "the Company", “our” or "we") was incorporated in Nevada on May 31, 2006 as Wave Uranium Holding.  On September 24, 2009, we merged with FBC Holding, Inc., a Nevada corporation and changed our name to FBC Holding, Inc.  We are a development stage company.  On May 1, 2010 we returned the assets of Beverly Hills Choppers, Inc., Johnny Fratto Social Club, Inc., and FBC Group, Inc. in return all shares that were issued were returned to the company.  We acquired all of the assets of Super Rad Corporation on August 11, 2010.    On October 26, 2010, a majority of our shareholders and our board of directors authorized a name change to Super Rad Industries, Inc.  Our principal offices are located at 66 Piscataqua Road, Dover, NH 03820.  Our fiscal year end is July 31.

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

THE BUSINESS OF FBC HOLDING

With the acquisition of Super Rad Corporation (“Super Rad”), we hope to emerge as a leader in the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.  Since the Company’s inception, Super Rad has emerged at the forefront of the collectible art world, by producing innovative and high-quality vinyl collectibles that have gained an excellent reputation with collectors on a global basis.

The Company’s initial commercial endeavor was the Ningyo Project: Gosho Doll, a collaborative effort with well-known artists customizing figures based on an ancient traditional Japanese Gosho doll. The Ningyo Project was initially conceived as a research project—a study in interpretation of traditional art and its application in the contemporary art world, as well as a study of the relationship between nature, artist, form and the collector.

The founders of Super Rad are avid collectors of fine Japanese folk art.  They aspired to create original and inspired vinyl collectibles to be acquired and cherished in the same way traditional art collectors do fine art. As their research into doll-making progressed, they recognized parallels between the traditional Ningyos of Japan and today’s vinyl collectibles.  It seems the techniques employed by traditional and modern artisans, mold makers and sculptors have not changed over the centuries.  Only the materials with which they utilize, the technology they use, and the popular culture they sought to emulate remain constant.   The same is true for the themes reflected in the designs—hope, love, acceptance, spirituality, superstitions, parody, and the political ideologies of the artist—and the inherent connection and shared belief and aesthetic between artist and collector.

The Company has secured a portfolio of intellectual property and through various acquisitions of

Index

licenses, properties, and rights to utilize highly visible product brands, is well positioned for rapid growth in the $21 billion dollar per year toy industry.  We specialize in translating licensing, branding concepts and intellectual property into tangible products including toys, figures, housewares and collectibles.  Super Rad has developed properties including Dr Seuss, Love Is…, Tootsie Roll Industries, and Yo! MTV Raps to name a few.  Super Rad has acquired evergreen and commercially viable licenses which attract much attention through grass roots marketing and PR campaigns with some traditional advertising and major promotional events such as Artist signings.

There are many revenue streams that may benefit our Company, such as the boutique, specialty, international, internet, and direct to consumer markets.  Although we do not currently sell to mass market, we are exploring different methods and strategies to integrate into this market, while concurrently retaining the integrity of our artists, licenses, brand name and product offerings.  Historically, our main revenue stream has been generated from the wholesale of products into the boutique toy market, which serves as our testing ground for each products viability.

As a product is proven to be viable in the boutique toy market, we continue our efforts to roll it out into the specialty market (retail chains with less than 700 locations).  The success of our licenses over the past year in the boutique market has garnered the attention of many specialty retailers and we are expanding operations to accommodate a ramp up in production to meet the demands of this very powerful and influential specialty market.

Another revenue stream comes from direct sales to the consumer through the internet.  We plan to employ this method in two instances – as a proving ground for licenses before taking them to retail, so we can control our own retail, and for specialized and limited edition runs.

The projected revenue over the next three years according to this plan is driven largely by wholesale sales to the specialty market, with little projected in the way of straight to consumer sales.

We do not spend any money on research and developments activities.

As of January 17, 2011, we have no part time or full time employees.  Christopher LeClerc, our director and President works part time as an independent contractor and works in the areas of business development and management.  He currently contributes approximately 30 hours a week to our operations.

Government Regulations

There is no need for governmental approval for the sale or production of each product we market.  There are no costs of the Company allocated for compliance with environmental laws.

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

Index

Intellectual Property

We have not filed for any protection of our trademark for the Company.  We own the copyright of all of the contents of our websites, www.superradtoys.com, www.beveryhillschoppers.com, and www.jfsc.tv.

REPORTS TO SECURITY HOLDERS

The Company is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-119915.  Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States.  Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330.  The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A:  RISK FACTORS

Operating Risks

We have no Operating Capital, and We Must Raise Additional Capital to Remain in Business.  We presently have no operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business.  Such fundraising efforts may include the sale of additional shares of the Company such as is contemplated in this offering or will involve commercial borrowing.  Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital and several loan obligations.  We cannot assure you that capital will be available to meet the costs of our operations, or that it will be available on acceptable terms.  Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our Company.  Presently, we have no commitments or arrangements from commercial lenders or other sources.

Our Operating Costs Will Most Likely Increase. Our income could be seriously affected by rising operating expenses.  If we cannot control operating costs or adequately cover them, our cash flow will deteriorate and we will have to raise capital or discontinue our business.

Investment Risks

No Active Market.  Although the Company’s shares are traded on the Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no

Index

analysts or market makers actively follow the Company.

We Have Never Issued a Dividend and Don’t Anticipate any Dividends in the Future.  The Company has never issued a dividend and we do not anticipate paying dividends on our common stock in the foreseeable future.  Furthermore, we may also be restricted from paying dividends in the future pursuant to subsequent financing arrangements or pursuant to Nevada law.

You Could be Diluted from the Issuance of Additional Common and Preferred Stock.  The Company is authorized to issue up to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock.  To the extent of such authorization, our board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient.  The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

Volatility of Stock Prices.  In the event that there is an established public market for the Company’s Common Stock, market prices will be influenced by many factors and will be more subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company’s activities, future financial condition and management.

Applicability of Low Priced Stock Risk Disclosure Requirements.  The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934.  Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer.  With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2:  DESCRIPTION OF PROPERTY

The Company does not own any real property.  Our principal offices are located at 66 Piscataqua Road, Dover, NH  03820.  Mr. Christopher LeClerc allows the Company to use his offices.  We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

As of January 17, 2011, there are not any material pending legal proceedings, other than ordinary

Index

routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2010, our Board of Directors approved, subject to the receipt of approval from holders of a majority of our voting shares, an amendment of our Articles of Incorporation (the “Amended Articles”), to change our name from FBC Holding, Inc. to Super Rad Industries, Inc. (the “Name Change”).  Holders of a majority of our voting shares approved the Amended Articles pursuant to a written consent dated as of October 26, 2010.  The Amended Articles effecting the Name Change will become effective following filing with the Secretary of State of the State of Nevada, which will occur promptly following the 20th day after the filing our  definitive Information Statement describing the actions taken.  This Name Change has not yet been completed as we are awaiting approval from the Securities and Exchange Commission for our Preliminary Schedule 14C which includes notice to all non-consenting shareholders of the Company.  Upon receipt of approval, we will file with FINRA for a new trading symbol and notify them of this corporate action.

Reasons for the Name Change

Our Board believes it is in our best interests and the best interests of our stockholders to change our name to Super Rad Industries, Inc. following the Company’s purchase of the rights, titled and interests to the assets of Super Rad Corporation (as previously disclosed on a Form 8-K filed with the Securities and Exchange Commission on August 16, 2010).  The Board believes that the Name Change will further the Company’s new business plan and enhance shareholder recognition of the Company.

Effect of the Name Change on Certificates Evidencing Shares of FBC Holding Inc.

The Name Change will be reflected in our stock records by book-entry in the Company’s books.  For those shareholders that hold physical certificates, please do not destroy or send us your common stock certificates.  Those certificates will remain valid for the number of shares shown thereon, and should be carefully preserved by you.  There will be no other effect on your rights or interest in shares of the Company that you hold.  There is no material US Federal Income Tax Consequences to either the Company or our shareholders from the Amendment.

Index

PART II.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the Electronic Bulletin Board (“Bulletin Board”) under the symbol “FBCD.”  The Company’s stock has been traded on the Bulletin Board since  December 2006.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended July 31, 2010:

              High                                                          Low
Fourth Quarter 2010	$.09	$.09
Third Quarter 2010	$1.40	$.05
Second Quarter 2010	$.40	$.30
First Quarter 2010	$.30	$.10

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the fiscal year ended July 31, 2009:

Fourth Quarter 2009	$.12	$.09
Third Quarter 2009	$1.50	$.10
Second Quarter 2009	$2.10	$.09
First Quarter 2009	$4.80	$.21

(2)	Holders.

As of January 17, 2011, the Company had approximately 58 holders of record of our Common Stock.

(3)	Dividends.

     For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future.  Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Index

(4) Issuer Purchases of its Equity Securities.

None

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and related notes included in this registration statement.  This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words, “expects,” “anticipates,” “intends,” “believes,” or similar language.  Actual results could differ materially than from those projected in the forward looking statements.  You should carefully consider the information set forth above under the caption “Risk Factors” in addition to the other information set forth in this registration statement.  We caution you that the Company’s  business and financial performance is subject to substantial risks and uncertainties.

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

Index

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

Index

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

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

Index

ITEM 8:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-K

FINANCIAL STATEMENTS

Index

Index

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

Aurora,Colorado	/s/ Ronald R. Chadwick, P.C.
October 20, 2010	RONALD R. CHADWICK, P.C.

Index

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Audited

	July 31, 2010	July 31, 2009
ASSETS
Current Assets
Cash	$-	$92,525

Total Current Assets	-	92,525

Total Assets	$-	$92,525

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Bank Over Draft	$1,263	$-
Accounts Payable	5,085	9,069
Accrued Interest	332,006	295,508
Current Portion of Debt Discount	-	(168,403)
Stock Subscriptions Payable	-	1,219,800
Equity Obligations - current	1,249,500	749,700
Current Portion of Notes Payable	1,897,500	1,897,500
Total Current Liabilities	3,485,354	4,003,174

Total Liabilities	3,485,354	4,003,174

Stockholders’ Equity

Common Stock .001 Par Value;
150,000,000 shares authorized;
22,810,262 (2010) and 260,262 (2009)
issued and outstanding	22,810	260
Preferred Stock .001 Par Value
5,000,000 shares authorized
0 issued and outstanding	-	-

Additional paid in capital	10,424,756	2,738,039
Deficit accumulated during the development stage	(13,932,920)	(6,648,948)
Total Stockholders' Equity	(3,485,354)	(3,910,649)

Total Liabilities and Stockholders' Equity	$-	$92,525

See notes accompanying to the consolidated financial statements.

Index

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

	Year Ended July 31, 2010	Three Months Ended July 31, 2009	May 30, 2006 (Inception) through July 31, 2010
Revenue	$-	$-	$-

Expenses
General Selling and Administrative	88,818	293,952	1,564,101
Depreciation	-	1,062	1,889
Warrant Expense	-		861,694
Bank Charges	986	596	2,094
Land Claim Fees	-	63,875	597,957
Non Cash Compensation	6,989,267	15,000	7,809,303
Amortization of Deferred Finance Charges		50,000	141,861
Impairment of Goodwill	-	720,000	986,667
Other Expenses			1,450
	7,079,071	1,144,485	11,967,016

Gain(Loss) on Operations	(7,079,071)	(1,144,485)	(11,967,016)

Other Income (expense)
Amortization of Debt Discount	(168,403)	(961,167)	(1,648,198)
Interest Expense	(36,498)	(243,096)	(332,036)
	(204,901)	(1,204,263)	(1,980,234)

Net Income (Loss) before provision for income tax	(7,283,972)	(2,348,748)	(13,947,250)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(7,283,972)	(2,348,748)	(13,947,250)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax	-	-	15,593

Net Income (Loss)	$(7,283,972)	$(2,348,748)	$(13,931,657)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.82)	$(9.11)
Discontinued operations	-	-
Combined	$(0.82)	$(9.11)

Weighted Average Number of Common Shares	8,877,362	257,728

See notes accompanying to the consolidated financial statements.

Index

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited

	Year Ended July 31, 2010	Year Ended July 31, 2009	May 30, 2006 Inception through July 31, 2010
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(7,283,972)	$(2,348,848)	$(13,932,930)
Less: (Income) loss from discontinued			(15,657)
Operations	-	-	-
Net loss from continuing operations	(7,283,972)	(2,348,848)	(13,948,587)

Adjustments:
Stock issued for services	6,989,267	15,100	8,989,847
Impairment of goodwill		720,000	720,000
Amortization - debt discount	168,403	961,167	1,129,570
Depreciation		1,062	1,062
Deferred Financing Fees		50,000

Changes in assets & liabilities from
continuing operations

Deposits	-
Prepaids	-	-
Accounts Payable	(3,984)	2,559	(3,984)
Accrued Expenses	36,498	242,296	332,006
Other	1,263
Due Related Parties		-	-
Cash flow from operating activities
by continuing operations	(92,525)	(356,664)	(2,780,086)

Cash Flow from investing activities
Purchase of fixed assets	-		(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	-	335,000	1,897,500
Notes payable - payments	-	(120,000)	(8,847)
Issuance of stock	-		893,692

Net cash provided by (used for) from financing activities	-	215,000	2,782,345

Net cash used in continuing operations	(92,525)	(141,664)	-

Cash Flow from discontinued operations	-	-	-

Net change in cash	(92,525)	(141,664)	-

Beginning cash	92,525	234,189

Ending cash	$-	$92,525	$-

Index

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited (continued)

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

Supplemental Disclosures
Cash Paid For:
Interest	$-
Income Taxes	$-

See notes accompanying to the consolidated financial statements.

Index

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Audited

	Common Stock			Deficit Accumulated During the	Accumulated Other
		Amount	Paid In	Development	Comprehensive	Stockholders’
	Shares (1)	($.001Par)	Capital	Stage	Income/(Loss)	Equity
Balance at May 30, 2006	-	$-	$-	$-	$-	$-

Issuance of stock for cash	250,000	250	4,750			5,000

Foreign currency Gain(Loss)					(64)	(64)

Net Gain (Loss) for period ending
July 31st, 2006				(9,881)		(9,881)

Balance at July 31, 2006	250,000	$250	$4,750	$(9,881)	$(64)	$(4,945)

Issuance of stock for cash	100,400	100	50,100			50,200

Issuance of shares for	133,333	133	266,534			266,667
acquisition

Discontinued Operations					64	64

Net loss for the year				(310,032)		(310,032)

Balance at July 31, 2007	483,733	$483	$321,384	$(319,913)	$-	$1,954

Share Cancellation	(250,000)	(250)	250			-

Shares Issued for cash, net of offering
costs of $64,315	3,047	3	255,582			255,585

Shares Issued for Services	9,500	10	854,990			855,000

Conversion of Debt	3,563	4	386,649			386,653

Index

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Audited (continued)

Shares Issued for Land Claims	284		42,500				42,500

Issuance of Warrants			861,694				861,694

Net loss for the year				(3,980,287)			(3,980,287)

Balance at July 31, 2008	250,127	$250	$2,723,049	$(4,300,200)	#	$-	$(1,576,901)

Shares Issued for services	10,000	10	14,990				15,000

Fractional Shares - Reverse Stock Split	135

Net loss for the year				(2,348,748)			(2,348,748)

Balance at July 31, 2009	260,262	$260	$2,738,039	$(6,648,948)		$-	$(3,910,649)

Shares Issued for services	14,550,000	14,550	6,974,717				6,989,267

Shares issued for stock subscription payable	8,000,000	8,000	712,000				720,000

Net loss for the year				(7,283,972)			(7,283,972)

Balance at July, 31 2010	22,810,262	$22,810	$10,424,756	$(13,932,920)		$-	$(3,485,354)

(1) As restated for a 15 for 1 forward stock split on 7/30/07 and a 1 for 300 reverse stock split on 11/11/08.

See notes accompanying to the consolidated financial statements.

Index

FBC Holding Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Audited
July 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Wave Uranium Holding's ("Wave", the "Company") business has been to acquire mineral land positions. In October 2009 the Company was redomiciled as a Nevada corporation under the name FBC Holding Corp. On July 21, 2009 the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), and as such the Company will abandon its former business plan in the industry of mining and land acquisition. FBC Holdings, Inc. - California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement calls for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company. As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company has recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount. The stock was subsequently issued in November 2009. The new entity will be focused in three areas, branding (product placement) in television production, movies, etc.; the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; and the new Company plan will have internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.  The Company acquired all of the assets of Super Rad Corporation on August 11, 2010.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Index

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

ITEM 9B:  OTHER INFORMATION

None.

Index

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Pursuant to the Company's Articles of Incorporation and Bylaws, the Company's Board of Directors (the "Board") serve for one year terms.  The term of office of the members of the Board will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year ending July 31, 2011.
Directors, Executive Officers, Promoters, and Control Persons

Position(s) Held in
Name and Age	FBC Holding Inc.	Tenure
Christopher LeClerc, 34	Sole Director	From December 2007 to present
	President, Chief Executive Officer	From March 20, 2009 to present
	Chief Financial Officer and Treasurer	From June 2007 to present
Brian Lehmann, 41	Secretary	July 22, 2010 to present

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

Index

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

Index

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Based solely on a review of Forms 3,4, and 5 (including amendments thereto), for the fiscal year ended July 31, 2010, we are unaware of shareholders who have failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.   Subsequent to the end of our most recent fiscal year, we have been made  aware of shareholders that have failed to file such reports pursuant to Section 16(a):  Christopher LeClerc, Super Rad Corporation, and Simone Richlin.  We have requested from these shareholders information to acquire Edgar access codes to assist with these filings in an effort to become current with Section 16(a) filings.  We believe that these reports will be submitted shortly after the Company has filed this amended annual report on Form 10-K.

Index

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, as of July 31, 2010, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Christopher	2010	0	0	0	0	0	0	0	0
LeClerc (1)	2009	0	0	450,000	0	0	0	0	450,000
Cady	2010	0	0	0	0	0	0	0	0
Johnson (2)	2009	45,000	0	300,000	0	0	0	0	345,000

(1)	Mr. LeClerc has been a director since December 2007 and our Chief Financial Officer and Treasurer since June 2007. He was appointed our President, Chief Executive Officer on March 20, 2009.
(2)	Mr. Johnson was our President and Chief Financial Officer from June 2007 until March 19, 2009

 Employment Agreements

We do not currently have an employment agreement with our officers and director.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year ended July 31, 2010.  As of January 17, 2011, none of our executive officers or directors owned any of our derivative securities.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director for the year ended July 31, 2010.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended July 31, 2010.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time

Index

to time of incentive stock options.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of January 17, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2009-2010, the Board held no meetings during the fiscal year ended July 31, 2010.

Index

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of FBC Holding’s  common stock as of January 17, 2011, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more that 5% of the outstanding shares of our common stock, (ii) each director and executive officer of FBC Holding, and (iii) all executive officers and directors of FBC Holding as a group.  Unless indicated otherwise, the address for each officer, director and 5% stockholder is c/o FBC Holding, 66 Piscataqua Road, Dover, NH 03820.

                                              Common Stock
Name and Address of Beneficial Owner	Amount and Nature of beneficial ownership	Percentage of Class (1)	Percentage of Voting Power (1)
Christopher LeClerc (2) 66 Piscataqua Road Dover, NH 03820	24,005,000	25.65%	25.65%
Super Rad Corporation (3) 269 S. Beverly Drive Beverly Hills, CA 90212	12,500,000	13.36%	13.36%
Simone Richlin(4) 269 S. Beverly Drive Beverly Hills, CA 90212	12,500,000	13.36%	13.36%
Brian Lehmann (5) 66 Piscataqua Road Dover, NH 03820	0	0%	0%
All Officers and Directors as a Group (2 Persons)	24,005,000	25.65%	25.65%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 93,579,262 shares of common stock outstanding and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder did not purchase any shares in this offering and has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Shareholder, Sole Director, Chief Executive Officer, Chief Financial Officer.

(3) Includes 12,500,000 shares of common stock held directly by Super Rad Corporation. The beneficial owner of Super Rad Corporation is Simone Richlin.

 (4) Includes 12,500,000 shares of common stock held directly by Super Rad Corporation. The beneficial owner of Super Rad Corporation is Simone Richlin.

 (5) Secretary.

Index

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an Equity Compensation Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Ronald r. Chadwick, P.C. PC, for the audit of our annual financial statements respectively for the years ended July 31, 2009 and 2010 and any other fees billed for other services rendered by Morgan & Company and Ronald r. Chadwick, P.C. PC during these periods.  All fees are paid in US dollars.

	Year Ended July 31,	Year Ended July 31,
	2009	2010
Audit fees	8,500
Audit-related fees	-
Tax fees	-
All other fees	-
Total	8,500

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually.  The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2010.

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page 10.

(a) (2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation including Amendments(1)
3.2	Bylaws (1)
10.1	Employment Agreement with Mr. LeClerc(2)
10.2	Asset Purchase Agreement with Super Rad Corporation (3)
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Annual Report.
(2)	Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Annual Report.
(3)	Filed with the Current Report on Form 8-K/A dated January 19, 2011 and incorporated by reference to this Annual Report.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FBC Holding, Inc.

Date: January 19, 2011	By:	/s/ Christopher LeClerc
Christopher LeClerc
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FBC Holding, Inc.

Date: January 19, 2011	By:	/s/ Christopher LeClerc
Christopher LeClerc
Chief Executive Officer
Chief Financial Officer and Sole Director

Index