Form 10-Q/A
period 2010-10-31
FBC Holding Inc.
filed 2011-01-20
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-153385

FBC HOLDING INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1026782
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

66 Piscataqua Road   Dover, NH 03820
(Address of principal executive offices)

(603) 540-0828
Registrant's telephone number, including area code

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

Large accelerated filer        Accelerated filer       Non-accelerated filer       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 17, 2011 the registrant had 93,579,262 shares of common stock outstanding, par value $0.001.

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

FBC Holding Inc.
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2010	July 31 ,2010

ASSETS
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Bank Over Draft	$1,263	$1,263
Accounts Payable	5,085	5,085
Accrued Interest	335,310	332,006
Equity Obligations - current	1,249,500	1,249,500
Current Portion of Notes Payable	1,883,800	1,897,500
Total Current Liabilities	3,474,958	3,485,354

Total Liabilities	3,474,958	3,485,354

Stockholders Equity

Common Stock .001 Par Value;
150,000,000 shares authorized;
74,010,262 (Oct 2010) and 22,810,262 (July 2010) shares
issued and outstanding	74,010	22,810
Preferred Stock .001 Par Value
5,000,000 shares authorized
0 issued and outstanding	-	-

Additional paid in capital	15,492,013	10,424,756
Defitcit accumlated during the development stage	(19,040,981)	(13,932,920)
Total Stockholders' Equity	(3,474,958)	(3,485,354)

Total Liabilities and Stockholders' Equity	$-	$-

See accompanying notes to the consolidated financial statements.

FBC HOLDING Inc
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	May 31, 2006
	Ended	Ended	(Inception) through
	October 31, 2010	October 31, 2009	October 31, 2010

Revenue	$-	$-	$-

Expenses
General Selling and Adminstrative	-	293,952	1,565,364
Depreciation	-	1,062	1,889
Warrant Expense	-	-	861,694
Loss On Conversion	1,356,000	-	1,356,000
Bank Charges	-	596	2,094
Land Claim Fees	-	63,875	597,957
Non Cash Compensation	2,500,000	15,000	10,309,303
Amortization of Deferred Finance Charges	-	50,000	141,861
Impairment of Goodwill	1,250,000	720,000	2,236,667
Other Expenses	-	-	187
	5,106,000	1,144,485	17,073,016

Gain(Loss) on Operations	(5,106,000)	(1,144,485)	(17,073,016)

Other Income (expense)
Amortization of Debt Discount	-	(961,167)	(1,648,198)
Interest Expense	(3,304)	(243,096)	(335,340)
	(3,304)	(1,204,263)	(1,983,538)

Net Income (Loss) before provision for income tax	(5,109,304)	(2,348,748)	(19,056,554)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(5,109,304)	(2,348,748)	(19,056,554)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax	-	-	15,593

Net Income (Loss)	$(5,109,304)	$(2,348,748)	$(19,040,961)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.10)	$(9.11)
Discontinuted operations	-	-
Combined	$(0.10)	$(9.11)

Weighted Average Number of Common Shares	53,371,128	257,728

See accompanying notes to the consolidated financial statements.

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	May 31, 2006
	Ended	Ended	Inception through
	October 31, 2010	October 31, 2009	October 31, 2010

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(5,109,304)	$(2,348,848)	$(19,040,981)
Less: (Income) loss from discontinued			(15,657)
Operations	-	-	-
Net loss from continuing operations	(5,109,304)	(2,348,848)	(19,056,638)

Adustments:
Stock issued for services	3,856,000	15,100	12,478,427
Impairment of goodwill	1,250,000	720,000	1,970,000
Amortization - debt discount	-	961,167	961,167
Depreciation	-	1,062	1,062
Deferred Financing Fees	-	50,000	-

Changes in assets & liabilities from
continuing operations:
Accounts Payable	-	2,559	(3,984)
Accrued Expenses	3,304	242,296	335,310
Due Related Parties	1,263	-	-
Cash flow from operating activities
by continuing operations	1,263	(356,664)	(3,314,656)

Cash Flow from investing activities
Purchase of fixed assets	-	-	(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	-	335,000	1,897,500
Notes payable - payments	-	(120,000)	(8,847)
Issuance of stock			1,428,262

Net cash provided by (used for) from financing activities	-	215,000	3,316,915

Net cash used in continuing operations	1,263	(141,664)	-

Cash Flow from discontinued operations	-	-	-

Net change in cash	1,263	(141,664)	-

Beginning cash	(1,263)	234,189	-

Ending cash	$-	$92,525	$-

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

(2)  Stock-Based Compensation.

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

(6) STOCKHOLDERS' EQUITY

As of Otctober 31, 2010 and 2009, the Company had 150,000,000 authorized shares, $.001 par value, with 74,010,282and 262,300 shares issued and outstanding.

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

Plan of Operation

As we have recently completed our acquisition of FBC Holding, Inc., we have not completed a plan of operation and have not anticipated the cost of further exploiting and expanding our new business opportunities.  We intend to complete a plan of operation during the next quarter.  There no assurance that we will be able to accurately anticipate the cost of expanding our new business opportunities.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	There is a lack of segregation of duties and therefore the Company is susceptible to fraud and misappropriation of assets.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended October 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provice information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2010, FBC Holding, Inc. issued 12,500,000 shares of its common stock to Super Rad Corporation.

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

None.

Item 5.  Other Information.

 None.

Item 6.  Exhibits

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

FBC Holding Inc.

By: /s/ Christopher LeClerc
Date: January 19, 2010	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director