Form 10-K/A
period 2010-07-31
FBC Holding Inc.
filed 2011-03-04
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K/A-2

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2010

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number 000-52854

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

Financial Statements

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Financial Statements

AMENDMENT NO. 2 EXPLANATION

Amendment number 1 to the Company’s Form 10-K for the fiscal year ended July 31, 2010 was filed with the Securities and Exchange Commission on January 11, 2011 without this explanatory note.  This explanatory note details the changes made to the original Form 10-K filed with the Securities and Exchange Commission on November 15, 2010.  Although, this amended 10-K report covers the fiscal year ended July 31, 2010, we have included several material subsequent events in this report.  This amendment to the Company’s Form 10-K has been significantly changed from the original filing specifically in the following sections:

1.	Cover Pages

2.	Table of Contents (Removed)

3.	Part I

a.	Item 1. Description of Business;

b.	Item 1A. Risk Factors;

c.	Item 2. Description of Property;

d.	Item 3. Legal Proceedings;

e.	Item 4. Submission on Matters to a Vote of Security Holders;

4.	Part II

a.	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

b.	Item 7. Management’s Discussion and Analysis or Financial Condition and Results of Operations;

c.	Item 8. Notes to Consolidated Financial Statements;

d.	Item 9A Controls and Procedures;

5.	Part III

a.	Item 10. Directors, Executive Offiers, and Corporate Governance;

b.	Item 11. Executive Compensation;

c.	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and

6.	Part IV

a.	Signatures.

Financial Statements

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

Financial Statements

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

The Company has secured a portfolio of intellectual property and through various acquisitions of licenses, properties, and rights to utilize highly visible product brands, is well positioned for rapid growth

Financial Statements

in the $21 billion dollar per year toy industry.  We specialize in translating licensing, branding concepts and intellectual property into tangible products including toys, figures, housewares and collectibles.  Super Rad has developed properties including Dr Seuss, Love Is…, Tootsie Roll Industries, and Yo! MTV Raps to name a few.  Super Rad has acquired evergreen and commercially viable licenses which attract much attention through grass roots marketing and PR campaigns with some traditional advertising and major promotional events such as Artist signings.

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

Financial Statements

believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on our financial condition or results of operations.

Intellectual Property

We have not filed for any protection of our trademark for the Company.  We own the copyright of all of the contents of our websites, www.superradtoys.com, www.beveryhillschoppers.com, and www.jfsc.tv.

REPORTS TO SECURITY HOLDERS

The Company is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-52854.  Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States.  Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330.  The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

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

Investment Risks

No Active Market.  Although the Company’s shares are traded on the Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or market makers actively follow the Company.

We Have Never Issued a Dividend and Don’t Anticipate any Dividends in the Future.  The Company has never issued a dividend and we do not anticipate paying dividends on our common stock in

Financial Statements

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

ITEM 3:  LEGAL PROCEEDINGS

As of January 17, 2011, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Financial Statements

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

Financial Statements

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

Financial Statements

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

Financial Statements

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

Financial Statements

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

Financial Statements

ITEM 8:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-K

FINANCIAL STATEMENTS

Financial Statements

Financial Statements

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

Financial Statements

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

Financial Statements

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

Financial Statements

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

Financial Statements

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

Financial Statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Audited

	Common Stock			Deficit Accumulated During the	Accumulated Other
		Amount	Paid In	Development	Comprehensive	Stockholders’
	Shares (1)	($.001Par)	Capital	Stage	Income/(Loss)	Equity
Balance at May 30, 2006	-	$-	$-	$-	$-	$-

Issuance of stock for cash	250,000	250	4,750			5,000

Foreign currency Gain(Loss)					(64)	(64)

Net Gain (Loss) for period ending
July 31st, 2006				(9,881)		(9,881)

Balance at July 31, 2006	250,000	$250	$4,750	$(9,881)	$(64)	$(4,945)

Issuance of stock for cash	100,400	100	50,100			50,200

Issuance of shares for	133,333	133	266,534			266,667
acquisition

Discontinued Operations					64	64

Net loss for the year				(310,032)		(310,032)

Balance at July 31, 2007	483,733	$483	$321,384	$(319,913)	$-	$1,954

Share Cancellation	(250,000)	(250)	250			-

Shares Issued for cash, net of offering
costs of $64,315	3,047	3	255,582			255,585

Shares Issued for Services	9,500	10	854,990			855,000

Conversion of Debt	3,563	4	386,649			386,653

Shares Issued for Land Claims	284		42,500			42,500

Issuance of Warrants			861,694			861,694

Net loss for the year				(3,980,287)		(3,980,287)

Balance at July 31, 2008	250,127	$250	$2,723,049	$(4,300,200)	$-	$(1,576,901)

Financial Statements

Shares Issued for services	10,000	10	14,990			15,000

Fractional Shares - Reverse Stock Split	135

Net loss for the year				(2,348,748)		(2,348,748)

Balance at July 31, 2009	260,262	$260	$2,738,039	$(6,648,948)	$-	$(3,910,649)

Shares Issued for services	14,550,000	14,550	6,974,717			6,989,267

Shares issued for stock subscription payable	8,000,000	8,000	712,000			720,000

Net loss for the year				(7,283,972)		(7,283,972)

Balance at July, 31 2010	22,810,262	$22,810	$10,424,756	$(13,932,920)	$-	$(3,485,354)

(1) As restated for a 15 for 1 forward stock split on 7/30/07 and a 1 for 300 reverse stock split on 11/11/08.

See notes accompanying to the consolidated financial statements.

Financial Statements
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

Financial Statements
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

Financial Statements
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

Financial Statements
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

Financial Statements
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

Financial Statements
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

Financial Statements
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

Financial Statements
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

Financial Statements

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

Financial Statements

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

As of July 31, 2010, the annual period covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

ITEM 9B:  OTHER INFORMATION

None.

Financial Statements

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

Financial Statements

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

Financial Statements

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

Financial Statements

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

(a) Security Ownership of Certain Beneficial Owners and Management.

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

Financial Statements

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

 (5) Secretary.

(b) Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an Equity Compensation Plan.

Financial Statements

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Financial Statements

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

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FBC Holding Inc. By: /s/ Christopher LeClerc
Date: March 3, 2011	Christopher LeClerc President, Treasurer, Chief Executive Officer, Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	D ate

/ s/ Christopher LeClerc	President, Chief Executive Officer, Secretary,	March 3, 2011
Christopher LeClerc	Treasurer, Chief Financial Officer, Director

Financial Statements