Form 10-Q/A
period 2010-10-31
FBC Holding Inc.
filed 2011-03-04
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/ A-2

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

(603) 540-0828
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer        Accelerated filer       Non-accelerated filer       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 17, 2011 the registrant had 93,579,262 shares of common stock outstanding, par value $0.001.

AMENDMENT NO. 2 EXPLANATION

Amendment number 1 to the Company’s Form 10-Q for the quarter ended October 31, 2010 was filed with the Securities and Exchange Commission on January 20, 2011 without this explanatory note.  This explanatory note details the changes made to the original Form 10-K filed with the Securities and Exchange Commission on December 17, 2010.  This amendment to the Company’s Form 10-Q has been significantly changed from the original filing specifically in the following sections:

1.	Part I

a.	Item 1.Notes to Consolidated Financial Statements;

b.	Item 4. Controls and Procedures;

2.	Part II Other Information

a.	Item 2. Unregistered Sales of equity Securities and Use of Proceeds;

b.	Item 6. Exhibits; and

c.	Signatures

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

The full principal amount of the Debentures is due upon default under the terms of Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in commonstock, at the option of the Company. If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date.

Notwithstanding the foregoing, the Company's right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and ExchangeCommission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company's common stock for the 20 trading days prior to the applicable monthly redemption date.

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

On June 8th, 2009 the Company borrowed $25,000 under a note payable, due in December 2009, bearing interest at 10% per annum with upward adjustments for default, secured by Company assets, and convertible into Company common sharesat $.10 per share anytime at the maker's discretion.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2010, FBC Holding, Inc. issued 12,500,000 shares of its common stock to Super Rad Corporation for and in consideration for the acquisition of the Super Rad Corporation assets.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that the issuance of was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

FBC Holding Inc.

By: /s/ Christopher LeClerc
Date: March 4, 2011	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, , Treasurer and Director