Form 10-Q
period 2011-01-31
FBC Holding Inc.
filed 2011-03-22
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 22, 2011 the registrant had 136,034,762 shares of common stock outstanding, par value $0.001.

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

FBC HOLDING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	January 31, 2011	July 31, 2010

CURRENT ASSETS

Cash and cash equivalents	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$1,263	$1,263
Accounts payable	5,085	5,085
Accrued interest	338,614	332,006
Equity obligations - current	1,249,500	1,249,500
Current portion of notes payable	1,883,800	1,897,500
Total Current Liabilities	3,478,262	3,485,354

TOTAL LIABILITIES	3,478,262	3,485,354

STOCKHOLDERS' DEFICIT

Common Stock .001 par value; 150,000,000 shares
authorized; 87,735,262 and 22,810,262 shares issued
and outstanding, respectively	87,735	22,810
Preferred Stock .001 par value; 5,000,000 shares
authorized; -0- shares issued and outstanding	-	-
Additional paid in capital	15,907,288	10,424,756
Deficit accumlated during the development stage	(19,473,285)	(13,932,920)

Total Stockholders' Deficit	(3,478,262)	(3,485,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part to these consolidated financial statements

FBC HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		May 30, 2006
	January 31,		January 31,		(Inception) through
	2011	2010	2011	2010	January 31, 2011

NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and adminstrative	15,000	18,332	15,000	97,558	1,580,384
Depreciation	-	-	-	-	1,889
Warrant expense	-	-	-	-	861,694
Conversion fee	-	-	1,356,000	-	1,356,000
Bank charges	-	196	-	834	2,094
Land claim fees	-	-	-	-	597,957
Non cash compensation	414,000	760,423	2,914,000	787,423	10,723,303
Amortization of deferred finance charges	-	-	-	27,500	141,861
Impairment of goodwill	-	-	1,250,000	-	2,236,667
Other expenses	-	-	-	-	187

Total Operating Expenses	429,000	778,951	5,535,000	913,315	17,502,036

LOSS FROM OPERATIONS	(429,000)	(778,951)	(5,535,000)	(913,315)	(17,502,036)

OTHER INCOME (EXPENSES)

Amortization of debt discount	-	-	-	(106,557)	(1,648,198)
Interest expense	(3,304)	-	(6,608)	(5,000)	(338,644)

Total Other Income (Expenses)	(3,304)	-	(6,608)	(111,557)	(1,986,842)

LOSS BEFORE INCOME TAXES	(432,304)	(778,951)	(5,541,608)	(1,024,872)	(19,488,878)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS	-	-	-	-	-

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax	-	-	-	-	15,593

NET LOSS	$-	$-	$-	$-	$15,593

NET LOSS PER COMMON SHARE
BASIC AND DILUTED FROM:
Continuing operations	$-	$-	$-	$-
Discontinuted operations	-	-	-	-
Combined	$-	$-	$-	$-

Weighted average shares outstanding	53,371,128	273,343	257,728	261,300

The accompanying notes are an integral part to these consolidated financial statements

FBC HOLDING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		May 30, 2006
	January 31,		(Inception) through
	2011	2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(5,541,608)	$(2,348,848)	$(19,473,285)
Less: Loss from discontinued
operations	-	-	(15,657)
Net loss from continuing operations	(5,541,608)	(2,348,848)	(19,488,942)

Adjustments to reconcile net loss from continuing
operations to net cash used by operating activities:
Stock issued for services	4,283,737	15,100	12,907,427
Impairment of goodwill	1,250,000	720,000	1,970,000
Amortization - debt discount	-	961,167	961,167
Depreciation	-	1,062	1,062
Deferred financing fees	-	50,000	-

Changes in operating assets and liabilities:
Accounts Payable		2,559	(3,984)
Accrued Expenses	6,608	242,296	338,614
Due Related Parties	1,263	-	-

Net Cash Used by Operating Activities	-	(356,664)	(3,314,656)

CASH FLOWS FROM INVESTING ACTIVITES:

Purchase of fixed assets	-	-	(2,259)

Net Cash Used by Investing Activities	-	-	(2,259)

CASH FLOWS FROM FINANCING ACTIVITES:

Proceeds from notes payable	-	335,000	1,897,500
Repayment of notes payable	-	(120,000)	(8,847)
Proceeds from sale of common stock	-	-	1,428,262

Net Cash Provided by Financing Activities	-	215,000	3,316,915

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(141,664)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	234,189

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$92,525	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
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

The accompanying notes are an integral part to these consolidated financial statements

FBC Holding Inc.
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

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

FBC Holding Inc.
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

FBC Holding Inc.
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

NOTE 2 - INCOME TAX

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

NOTE 3 - BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended January 31, 2011, the Company incurred a net loss of $432,304.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in

FBC Holding Inc.
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

NOTE 4 - NOTES PAYABLE

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

FBC Holding Inc.
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

FBC Holding Inc.
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

NOTE 5 - STOCKHOLDERS' EQUITY

As of January31, 2011 and 2010, the Company had 150,000,000 authorized shares, $.001 par value, with 87,735,282 and 262,300 shares issued and outstanding.

STOCK OPTIONS AND WARRANTS

At Januray 31, 2011 and 2020 the Company had stock options and warrants outstanding as described below.

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

FBC Holding Inc.
Notes to Consolidated Financial Statements
January 31, 2011
(Unaudited)

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

NOTE 6 - CONTINGENCIES

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

Results of Operations for the Period From May 30, 2006 (Date of Inception) to January 31, 2011 and for the Three and Six Months Ended January 31, 2011 and 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on May 31, 2006 to October 31, 2010.  We have not generated any revenues.  As of January 31, 2011, we had total assets of $-0- and total liabilities of $3,478,262.  Since our inception to January 31, 2010, we have accumulated a deficit of $19,473,285.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total operating expenses of $17,502,036 since our inception on May 30, 2006 to January 31, 2011, including $1,580,384 in general and administrative expenses (including accounting,

auditing and legal fees), $1,889 in depreciation, $861,694 in warrant expense, $2,094 in bank charges, $597,957 in land claim fees, $10,723,303 in non-cash compensation, $141,861 in amortization of deferred finance charges, $2,236,667 in impairment of goodwill and $187 in other expenses.

We have accumulated other expenses of $1,986,842 since our inception on May 30, 2006 to January 31, 2011, including $1,648,198 in amortization of debt discount and $338,644 in interest expense.

Our total expenses increased by $4,621,685 to $5,535,000 for the six months ended January 31, 2011 from $913,315 for the six months ended January 31, 2010.  For the six months ended January 31, 2011, total expenses were comprised of $1,356,000 on the loss on conversion, $2,914,000 in non-cash compensation, $1,250,000 in impairment of goodwill and $6,608 in interest expense.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on May 30, 2006 to January 31, 2011, we have incurred a net loss of $19,473,285.  For the six months ended January 31, 2011, we incurred a net loss of $5,541,608 compared to a net loss of $1,024,872 for the six months ended January 31, 2010, which is an increase in net loss of $4,516,736.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walkthrough of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended January 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We did not change our internal control over financial reporting during our last fiscal quarter of 2011 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting.

As of January 31, 2011, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

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

FBC Holding Inc.

By: /s/ Christopher LeClerc
Date: March 22, 2011	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, , Treasurer and Director