Form 10-Q/A
period 2011-01-31
FBC Holding Inc.
filed 2011-03-24
CIK 1370816

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 22, 2011 the registrant had 96,534,762 shares of common stock outstanding, par value $0.001.

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

FBC Holding Inc.

By: /s/ Christopher LeClerc
Date: March 23, 2011	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, , Treasurer and Director