Form 10-Q
period 2010-04-10
FBC Holding, Inc.
filed 2011-06-21
CIK 1370816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 20, 2011 the registrant had 108,511,638 shares of common stock outstanding, par value $0.001.

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

FBC HOLDING INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	April 30, 2011	July 31, 2010

CURRENT ASSETS

Cash and cash equivalents	$6,260	$—

Total Current Assets	6,260	—

TOTAL ASSETS	$6,260	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$1,263	$1,263
Accounts payable	5,085	5,085
Accrued interest	338,614	332,006
Equity obligations - current	1,249,500	1,249,500
Current portion of notes payable	336,900	1,897,500
Total Current Liabilities	1,931,362	3,485,354

TOTAL LIABILITIES	1,931,362	3,485,354

STOCKHOLDERS' DEFICIT

Preferred stock .001 par value; 5,000,000 shares
authorized:
Series A Preferred stock, 2,500,000 designated,
2,500,000 and -0- shares issued and outstanding,
respectively	2,500	—
Common Stock .001 par value; 150,000,000 shares
authorized; 146,011,638 and 22,810,262 shares issued
and outstanding, respectively	146,012	22,810
Additional paid in capital	18,568,925	10,424,756
Deficit accumlated during the development stage	(20,642,539)	(13,932,920)

Total Stockholders' Deficit	(1,925,102)	(3,485,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,260	$—

The accompanying notes are an integral part to these consolidated financial statements
3

FBC HOLDING INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		May 30, 2006
	April 30,		April 30,		(Inception) through
	2011	2010	2011	2010	April 30, 2011

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Selling, general and adminstrative	70,340	4,264	85,340	102,959	1,649,441
Depreciation	—	—	—	—	1,889
Warrant expense	—	—	—	—	861,694
Conversion fee	275,500	—	1,631,500	—	1,631,500
Bank charges	—	60	—	894	2,094
Land claim fees	—	—	—	—	597,957
Non cash compensation	823,414	1,048,089	3,737,414	1,835,512	11,546,737
Amortization of deferred finance charges	—	27,500	—	55,000	141,861
Impairment of goodwill	—	—	1,250,000	—	2,236,667
Other expenses	—	—	—	—	1,450

Total Operating Expenses	1,169,254	1,079,913	6,704,254	1,994,365	18,671,290

LOSS FROM OPERATIONS	(1,169,254)	(1,079,913)	(6,704,254)	(1,994,365)	(18,671,290)

OTHER INCOME (EXPENSES)

Amortization of debt discount	—	—	—	(106,557)	(1,648,198)
Interest expense	—	(2,925)	(6,608)	(7,925)	(338,644)

Total Other Income (Expenses)	—	(2,925)	(6,608)	(114,482)	(1,986,842)

LOSS BEFORE INCOME TAXES	(1,169,254)	(1,082,838)	(6,710,862)	(2,108,847)	(20,658,132)

INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS	(1,169,254)	(1,082,838)	(6,710,862)	(2,108,847)	(20,658,132)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax	—	—	—	—	15,593

NET LOSS	$(1,169,254)	$(1,082,838)	$(6,710,862)	$(2,108,847)	$(20,642,539)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED FROM:
Continuing operations	$(0.02)	$(0.06)	$(0.13)	$(0.35)
Discontinuted operations	—	—	—	—
Combined	$(0.02)	$(0.06)	$(0.13)	$(0.35)

Weighted average shares outstanding	53,371,128	17,490,429	53,371,128	6,003,651

The accompanying notes are an integral part to these consolidated financial statements

FBC HOLDING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		May 30, 2006
	April 30,		(Inception) through
	2011	2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(6,710,862)	$(2,108,847)	$(20,642,539)
Less: Loss from discontinued
operations	—	—	(15,657)
Net loss from continuing operations	(6,710,862)	(2,108,847)	(20,658,196)

Adjustments to reconcile net loss from continuing
operations to net cash used by operating activities:
Stock issued for services	3,737,414	1,825,221	12,727,261
Impairment of goodwill	1,250,000	(749,700)	1,970,000
Conversion fee	1,723,100	—	1,723,100
Amortization - debt discount	—	168,403	1,129,570
Depreciation	—	1,416	1,062
Deferred financing fees	—	55,000	—

Changes in operating assets and liabilities:
Accounts Payable		6,069	(3,984)
Accrued Expenses	6,608	19,704	338,614
Due Related Parties	—	1,463	(1,253)

Net Cash Used by Operating Activities	6,260	(781,271)	(2,773,826)

CASH FLOWS FROM INVESTING ACTIVITES:

Purchase of fixed assets	—	(1,416)	(2,259)

Net Cash Used by Investing Activities	—	(1,416)	(2,259)

CASH FLOWS FROM FINANCING ACTIVITES:

Proceeds from notes payable	—	6,000	1,897,500
Repayment of notes payable	—	—	(8,847)
Proceeds from sale of common stock	—	761,819	893,692

Net Cash Provided by Financing Activities	—	767,819	2,782,345

NET DECREASE IN CASH AND CASH EQUIVALENTS	6,260	(14,868)	6,260

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	15,892

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,260	$1,024	$6,260

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash investing and financing activities:
In 2011 lenders to the Company converted $14,500 of notes payable and accrued interest into 14,500,000 shares of common stock
In 2011 lenders to the Company converted $1,562,500 of notes payable and accrued interest into 2,500,000 shares of preferred stock
In 2010 the Company issued 8 million shares in fulfillment of a stock subscription payable of $720,000 and
14,550,000 shares for consulting and services valued at $6,989,267

The accompanying notes are an integral part to these consolidated financial statements

FBC Holding Inc.

Notes to Consolidated Financial Statements

April 30, 2011

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K/A filed on March 4, 2011. Operating results for the nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for the year ending July 31, 2011.

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

Results of Operations for the Period From May 31, 2006 (Date of Inception) to April 30, 2011 and for the Nine Months Ended April 30, 2011 and 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on May 31, 2006 to April 30, 2011.  We have not generated any revenues.  As of April 30, 2011, we had total assets of $6.260 and total liabilities of $1,931,362.  Since our inception to April 30, 2011, we have accumulated a deficit of $20,642,539.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total operating expenses of $18,671,290 since our inception on May 31, 2006 to April 30, 2011, including $1,649,441 in general and administrative expenses (including accounting, auditing and legal fees), $1,889 in depreciation, $861,694 in warrant expense, $1,631,500 in conversion fees related to the conversion of debt into stock, $2,094 in bank charges, $597,957 in land claim fees, $11,546,737 in non-cash compensation, $141,861 in amortization of deferred finance charges, $2,236,667 in impairment of goodwill and $1,450 in other expenses.

We have accumulated other expenses of $1,986,842 since our inception on May 31, 2006 to April 30, 2011, including $1,648,198 in amortization of debt discount and $338,644 in interest expense.

Our total expenses increased by $4,709,889 to $6,704,254 for the nine months ended April 30, 2011 from $1,994,365 for the nine months ended April 30, 2010. For the nine months ended April 30, 2011, total expenses were comprised of $85,340 in general and administrative expenses, $1,631,500 on the loss on conversion, $3,737,414 in non-cash compensation, $1,250,000 in impairment of goodwill and $6,608 in interest expense.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on May 31, 2006 to April 30, 2011, we have incurred a net loss of $20,658,132.  For the three months ended April 30, 2011, we incurred a net loss of $1,169,254 compared to a net loss of $1,082,838 for the three months ended April 30, 2010, which is an increase in net loss of $86,416.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of April 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walkthrough of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended April 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

As of April 30, 2011, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Item 4T. Controls and Procedure.

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

On March 31, 2011, the Company approved the creation of Series “A” Restricted Preferred Stock. The Company approved the surrender, conversion and exchange of certain Senior Secured Convertible Debentures with a principal amount of $1,562,500 held by Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategies Series ENA. As a result of the conversion of the Debentures into Preferred Shares, the Shareholders were issued 2,500,000 Preferred Shares. The fixed price per share for this Debenture conversion is $.625 per Preferred Share.

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

FBC Holding Inc.

By: /s/ Christopher LeClerc
Date: June 20, 2011	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, , Treasurer and Director

