Form 10-K
period 2011-07-31
FBC Holding, Inc.
filed 2011-11-23
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-52854

FBC HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1026782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

66 Piscataqua Road
Dover, NH	03820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (603) 540-0828

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

Aggregate market value of the voting stock held by non-affiliates: $1,249,690 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 124,969,002 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of November 16, 2011, there were 149,974,002 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

FBC Holding, Inc.

i

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

FBC Holding, Inc. (“We,” “FBC” or “Company”) was incorporated in Nevada on May 31, 2006, under the name Wave Uranium, Inc.  On September 24, 2009, we merged with FBC Holding, Inc., a Nevada corporation and changed our name to FBC Holding, Inc.  On October 26, 2010, a majority of our shareholders and our board of directors authorized a name change to Super Rad Industries, Inc.

Business History

Iron Link Internet Protocol Television

As noted above, we were incorporated on May 31, 2006 in the State of Nevada.  Subsequent to our incorporation we acquired a private company, Iron Link TV Ltd., which was controlled by one of our then directors.  At the time we were a development stage company that was in the process of testing and developing IPTV based ethnic media services. IPTV, short for Internet Protocol Television, delivers television as data over a broadband connection that can be viewed on a PC or on a television set equipped with a set-top box. Iron Link is planned to deliver streaming and on-demand content to subscribers residing in the United States and Canada.

Wave Uranium Transaction

By June 2001, we had expended our funds but had not been successful in attaining a revenue-generating product and our management elected to sell our assets and change our business focus.  On June 18, 2007, pursuant to an Agreement and Plan of Reorganization dated June 18, 2007, we acquired all of the capital stock of Wave Uranium, a Nevada corporation, in exchange for 2,666,667 newly issued shares of our common stock.  In connection with this transaction, on June 20, 2007, we sold our Iron Link Ltd. subsidiary to our former President, Alexandre Routkovski, for cash of $14,000 and payment of $12,087.62 owed to a related party. As part of this transaction we agreed not to enter the IPTV business in the province of British Columbia for a period of five years after the date of the Agreement.  At the time of entering into the Agreement we did not have any operations, but intended on entering into the uranium exploration business.

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

FBC Holding Transaction

On September 24, 2009 we merged with FBC Holding Inc. Through this transaction we acquired and operated three subsidiary companies, FBC Group, Beverly Hills Choppers and Johnny Fratto Social Club Inc. These subsidiaries provided us with our then-operations, which were focused on branding and marketing for products and celebrities, as well as sales and distribution for Beverly Hills Choppers' two and three wheelers in addition to a clothing and jewelry line. We also had a social network and media outlet through JFSC.TV including its other websites.

From August 1, 2010 to May 1 2010 we focused on product branding, social networking and branding of our assets, namely Beverly Hills Choppers.  However, due to a variety of differences with the operators of our subsidiaries, on May 1, 2010, we returned our ownership of Beverly Hills Choppers, FBC Group and the JFSC.tv aka the Johnny Fratto Social Club back to the parties that sold them to us, in exchange for the shares of our common stock that had been issued to the owners of the three companies.  These shares were cancelled on May 15, 2011.

Super Rad Transaction

On August 11, 2010, we signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement we purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.  Since the Super Rad’s inception it has emerged at the forefront of the collectible art world, by producing innovative and high-quality vinyl collectibles that have gained an excellent reputation with collectors on a global basis.

Our initial commercial endeavor was the Ningyo Project: Gosho Doll, a collaborative effort with well-known artists customizing figures based on an ancient traditional Japanese Gosho doll.  The Ningyo Project was initially conceived as a research project—a study in interpretation of traditional art and its application in the contemporary art world, as well as a study of the relationship between nature, artist, form and the collector.  The founders of Super Rad aspired to create original and inspired vinyl collectibles to be acquired and cherished in the same way traditional art collectors do fine art. As their research into doll-making progressed, they recognized parallels between the traditional Ningyos of Japan and today’s vinyl collectibles.  It seems the techniques employed by traditional and modern artisans, mold makers and sculptors have not changed over the centuries.  Only the materials with which they utilize, the technology they use, and the popular culture they sought to emulate remain constant.   The same is true for the themes reflected in the designs—hope, love, acceptance, spirituality, superstitions, parody, and the political ideologies of the artist—and the inherent connection and shared belief and aesthetic between artist and collector.

Through our acquisition of the assets of Super Rad, we have secured a portfolio of intellectual property and through various acquisitions of licenses, properties, and rights to utilize highly visible product brands in the $21 billion dollar per year toy industry.  We specialize in translating licensing, branding concepts and intellectual property into tangible products including toys, figures, housewares and collectibles.  Super Rad has developed properties including Dr Seuss, Love Is…, Tootsie Roll Industries, and Yo! MTV Raps to name a few.  Super Rad has acquired evergreen and commercially viable licenses which attract much attention through grass roots marketing and PR campaigns with some traditional advertising and major promotional events such as Artist signings.

Our Primary Products

 Our primary products are vinyl collectible toys.  While our products fall under the broad category of vinyl or plastic toys, and while some of the toys have moveable parts, our toys are more akin to high-end miniature collectible statutes than they are to toys that would normally be played with by children.  These toys begin with an artist rendition of the toy (a blueprint), from which a “sculpt” of the toy is created.  The sculpt is a mold of the toy, so the identical toy can be created numerous times from the sculpt.  Once the sculpt is finalized the toys are manufactured using vinyl material which is formed using the sculpt into the final toy.  We plan to sell our products primarily in the niche specialty toy market, which are toys that are sold into smaller, boutique stores such as Urban Outfitters, Kid Robot, and Spencer’s Gifts; as opposed to the mass market niche where toys are sold in major retailers such Wal-Mart or Target.  While we plan to eventually mass produce toys to be sold into major retailers that is not in our immediate future.  Our current plan is produce high-end collectible vinyl toys created either by well-known artists in the toy industry, or high-end vinyl collectible toys based on well known characters, or both.  Currently our most popular and/or most promising toys are the following:

-
Allpyn Sane Rabbit:  This vinyl toy is a rabbit and is expected to be our top selling toy for the near future and is the toy we received the most orders for in fiscal year ended July 31, 2011, although none were shipped or paid for in fiscal year ended July 31, 2011.  We sell this toy both online and through retail stores and it was developed through our agreement with Jermaine Rogers.

-
Julius the Monkey:  This toy is also a vinyl toy and is based on a license agreement Super Rad has with Paul Frank that allows us to develop vinyl toys based on Paul Frank’s Julius the Monkey character.  Currently, this toy is for sale both retail and online.

-
B-bot: This is a toy designed by well-known toy designer Tristan Easton and it features the ability to make many characters out of one toy.  There is an application that can be downloaded on Apple and Droid products.  Currently, we sell this product to wholesale accounts, retail stores and on-line.

Kewpie:  This toy is not sculpted yet but is based on the licenses we have with Marvel.  In addition to the Kewpie, we have other licenses with Marvel granting us the ability develop 6 different lines of toys.

Product Manufacturing.

We do not manufacture any of our own products.  Instead we have relationships with third party manufacturers, primarily located in China, and we pay them to manufacture our produts.

Sales, Marketing and Distribution.

There are several possible revenue streams that may benefit our company, such as the boutique, specialty, international, internet, and direct to consumer markets.  Although we do not currently sell to mass market, we are exploring different methods and strategies to integrate into this market, while concurrently retaining the integrity of our artists, licenses, brand name and product offerings.  Historically, Super Rad’s main revenue stream has been generated from the wholesale of products into the boutique toy market, which serves as our testing ground for each products viability.

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

Another possible revenue stream comes from direct sales to the consumer through the internet.  We plan to employ this method in two instances – as a proving ground for licenses before taking products to retail, so we can control our own retail, and for specialized and limited edition runs.

We distribute our products through both retail accounts as well as wholesalers.

New Product Development.

We develop our new product ideas primarily from existing and new licenses as well as artists looking to make toys based on their ideas.

Competition.

The toy industry is extremely competitive. The competition comes from both large Fortune 500 companies as well as smaller, independent companies.  There are no substantial barriers to entry, and we face competition from both domestic and international manufacturers. We believe that our ability to compete successfully depends upon a number of factors, including market presence, connections in the industry, ability to obtain exclusive rights to develop certain toys based on certain popular characters and shows, the quality of our products, and industry and general economic trends.

Many of our competitors have greater market presence, marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to develop and expand more quickly, adapt more swiftly to new or emerging trends in the toy industry and changes in customer popularity, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing of their products than we can.

Our management believes we may be able to find a niche in the large industry due to our portfolio of unique artists and licenses.  We focus on a specialty market where margins are higher, and are also designing applications based on our toy products to go along with toy sales.

Although there are numerous domestic and foreign companies which compete in the markets for the products offered by us, our management believes that it will be able to compete effectively with these firms based on our product niche focusing on vinyl toys and our expertise as it relates to this market niche, as well as the rights we have from our licensing agreements.  We strive to develop a competitive advantage by providing high quality products and a reasonable price.

Sources and Availability of Raw Materials.

All of our products are manufactured by third parties so we do not directly purchase any raw materials. However, the third party companies that manufacture our toys and products rely on the availability of a variety of raw materials, but none of the primary raw materials are scarce and we do not anticipate the third party manufacturers will have any problems obtaining these raw materials.

Dependence on Major Customers.

We do not depend on one or two major customers. In fact, the largest single customer of this group accounted for less than 5% of the total revenue for this group.

Patents, Trademarks and Licenses.

We do not have any patents or trademarks on our toys and products.  However, certain of our toys and products are licensed from Paul Frank through Marvel, both of which likely maintain patents and/or trademarks on their intellectual property.

Need for Government Approval.

As noted above, we do not manufacture our own products; we sell products manufactured by third party companies.  As sellers of manufactured toys we do not need government approval to operate its business.

Effect of Government Regulation on Business.

As noted above, we do not manufacture our own products, we sell products manufactured by third party companies.  However, we are subject to toy safety regulations as well as import and export restrictions.  For instance, in terms of safety regulations we must pass through customs with the proper warnings, we also carry insurance on all toys, at an annual cost of approximately $6,500.

Research and Development.

In the past we have not engaged in research and development and have not expended any funds in this area.  However, moving forward we plan on spending additional money on new licenses, tooling and sculpting in order to develop a diverse line of toys.

Effects of Compliance with Environmental Laws.

The toy industry is subject to environmental laws and regulations concerning the products and materials used in toys and collectible art.  As a result our manufacturers must ensure the materials they are using are environmentally-friendly and in compliance with all federal and state environmental laws.

We strive to comply with all applicable environmental, health and safety laws and regulations. We believe that our products are in compliance with all applicable laws and regulations on environmental matters. These laws and regulations, on federal, state and local levels, are evolving and frequently modified and we cannot predict accurately the effect, if any, they will have on its business in the future. In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. We are subject to financial exposure with regard to intentional or unintentional violations.

Employees.

As of July 31, 2011, we have no part time or full time employees.  Christopher LeClerc, our director and President works part time as an independent contractor and works in the areas of business development and management.  He currently contributes approximately 30 hours a week to our operations

We are not aware of any problems in its relationships with its employees.  The Company’s employees are not represented by a collective bargaining organization and the Company has never experienced any work stoppage.

Industry Overview

Toys, and the companies that manufacture them, fall into three broad categories:  Traditional toys, video games and casino games and accessories.  In 2007, there were 6,296 manufacturers of traditional toys (which consist of action figures, dolls, playsets, stuffed animals, models, and other related products) in the United States. The traditional toy industry is essentially stagnant, as its 2007 revenue was $21.2 billion, compared to $22.3 billion in 2006. In contrast, the video game industry is one of the quickest growing industries in the United States. Its 2007 revenue of $18.9 billion was 51.2% higher than its 2006 revenue. Meanwhile, in 2007 the casino game industry began to see a shift in consumer preferences towards electronic casino games such as slot machines. As a result, manufacturers of electronic video games have benefited, while manufacturers of more traditional casino games suffered.

Traditional Toys

As noted above, traditional toys are broadly categorized as action figures, dolls, playsets, stuffed animals, models, and other related products.  The traditional toy market is primarily dominated by large toy manufacturers, but includes some upstart, smaller companies as well.  The primary players in the industry, include, but are not limited to:

▪
Mattel (MAT) has the largest market share for both action figures and dolls and is the world’s largest manufacturer of traditional toys, with a 2007 revenue of $5.97 billion. Mattel sells products under a host of well-known brand names such as Barbie, Matchbox, Fischer Price, and Hot Wheels. However, because Mattel focuses so much on traditional toys, its business faces pressure from the fast-growing video game industry, an industry it entered in 2006.

▪
Hasbro (HAS) is the United States' second largest toy company, with a 2007, 2008, 2009 revenue of $3.84B, $4.022B and $4.068B respectively. Hasbro owns the largest market share in the board game industry as of 2007, producing popular board games such as Clue, Monopoly, and Scrabble. Its other products include the Transformers, Mr. Potato Head, Play Doh, Milton Bradley, and Parker Brothers brands, as well as licensing agreements with brands such as Star Wars and Marvel.

▪
JAKKS Pacific (JAKK) is the United States' third largest toy manufacturer, obtaining $857 million in 2007 revenue.  JAKKS Pacific produces traditional toys under licenses for brands such as Cabbage Patch Kids, Care Bears, and Hannah Montana, a particularly big earner for JAKKS in 2007. Furthermore, JAKKS Pacific produces video games under the World Wrestling Entertainment (WWE) name through a joint venture with THQ.

▪
Russ Berrie and Company (RUS) designs and distributes gift consumer products for the infant and juvenile demographic. Russ Berrie's products include infant bedding, bath toys, feeding items, baby comforting products, and stuffed animals, under brands such as Sassy, KidsLine, and CoCaLo, Inc.. In 2006, its revenue was $294.8 million, which increased by 11% to $331.2 million in 2007.

▪
RC2 (RCRC) has grown significantly during the new millennium through a host of important acquisitions, and has, as a result, become an influential company in the toy industry. It is perhaps best known for its products under licenses with the Thomas & Friends, Bob The Builder, and John Deere brands. In 2007, RC2's revenue was approximately $489 million.

▪
Action Products International (APII) designs, manufactures and distributes educational and non-violent toys, children's books, stationery, and souvenirs. Its products include names under brand names such as Space Voyagers, Play and Store, and Kidz Workshop. In 2007, Action Products' revenue was $6.1 million, down from the $7.4 million it made in 2006.

▪
Corgi International (CRGI) is a manufacturer of die-cast model vehicles whose 2007 revenue was $35.5 million, a 53.5% decrease from the $76.4 million it obtained from 2006 revenue. In May of 2008, British toymaker Hornby acquired Corgi for 7.5 million pounds.

Video Games

Video games are broadly defined as games played on video game consoles, computers or hand held devices.  The toys associated with the games are also included in this category.  This is a rapidly growing segment of games and toys.  This market is dominated by the following game manufacturers:

▪
Activision (ATVI) publishes and distributes video games, and produced three of 2007's top ten games: Call of Duty 4: Modern Warfare, Guitar Hero III: Legends of Rock, and Guitar Hero II. In December 2007, Activision acquired Blizzard, Vivendi's video game division. Blizzard is the developer behind the popular World of Warcraft game, thus letting Activision become a key player in both the console gaming and online gaming industries, as well as the largest video game company in the world (surpassing Electronic Arts).

▪
Ubisoft Entertainment SA is a French video game and software developer, and the name behind popular games such as the Rayman franchise, the Splinter Cell franchise, and Assassin's Creed, its best-selling title in fiscal 2007. Ubisoft's 2007 revenue was €608 million (approximately $868 million), a 24.35% increase from the year before.

▪
Take-Two Interactive Software (TTWO) publishes games for the Nintendo Wii, Xbox 360, and Playstation 3 game consoles, as well as PC. Take-Two is perhaps best known as the name behind the highly popular Grand Theft Auto franchise. Its newest title, Grand Theft Auto 4, made approximately $500 million in sales in its first week of release in Q2 2008, making it one of the most successful video games of all time. However, Take-Two's revenue decreased by 5.4% in 2007, to approximately $982 million.

▪
Leapfrog Enterprises (LF) produces technology-based educational products under the LeapFrog, LeapPad, Leapster, and Quantum Leap brands. Although Leapfrog had a somewhat weak 2007 fiscal year, its 2008 revenue figures to increase substantially following the launch of acclaimed products such as the Leapster 2 and Didj educational gaming systems. Its 2007 revenue was $442.3 million, compared to $502.3 million in 2006.

▪
Mad Catz Interactive (MCZ) manufactures and distributes accessories for the interactive entertainment industry. Their product lines include extension cables, television connectors, memory cards, and controllers for PC, game consoles, and portable gaming systems. In 2007, Mad Catz Interactive's revenue fell from $99.7 million in 2006 to $87.6 million.

Casino Games

The third broad segment of games is categorized as casino games.  As noted above, casino games have seen a resurgence in terms of electronic casino games, such as slots, but a decline in terms of traditional casino games.  The major players in the casino game industry game industry are as follows:

▪
International Game Technology (IGT) manufactures electronic casino games, and, with a 70% share, commands the largest market share in the North American slot machine industry. The largest producer of electronic casino games in the United States, IGT obtained $2.62 billion in 2007 revenue. In addition to simple slot machines, IGT manufactures video poker games, electronic traditional casino games, and related network systems for operating casinos.

▪
GameTech International (GMTC) is primarily a manufacturer and distributor of electronic bingo machines. In 2007, however, it also introduced its video lottery terminals (VLTs) segment, which consists of electronic games such as slot machines and video poker. The VLTs segment figures to let GameTech become a player in the Class III gaming market, where it had previously only been a player in the Class II gaming market. GameTech International's revenue in 2007 was $59 million.

▪
FortuNet (FNET) manufactures and distributes electronic video games and related servers. Its primary focus is on electronic bingo games, which it helped pioneer in the 1980s. Its BingoStar platform is its primary product, and the company obtains most of its business from casinos and bingo halls. FortuNet obtained $16.49 million in 2007 revenue, 34% of which came from Texas and 98% of which was domestic.

▪
Gaming Partners International (GPIC) manufacturers casino equipment such as gambling chips, dice, wheels, playing cards, table layouts, and furniture.[32] Because consumer preferences have been shifting away from traditional table games and towards electronic casino games such as slot machines and video poker, GPIC's business suffered in 2007. Its 2007 revenue fell to $58.8 million in 2007, from $74 million in 2006.

Key Trends in the Toy Industry

Consumer tastes are rapidly shifting from traditional toys to video games.  From 2006 to 2007, revenue from the traditional toy manufacturing industry fell from $22.3 billion to $21.2 billion, a 4.9% decrease. The video game industry, on the other hand, increased from $12.5 billion to $18.9 billion over the same period of time, a 51.2% increase. As a result of this shift in customer preferences, many companies in the toy industry have begun to place more emphasis on video game products. For example, Mattel, the world's largest traditional toy manufacturer and the company behind names such as Barbie and Hot Wheels, entered the video game industry in 2006 to keep up with the changing face of the toy industry.

Revenue of the Traditional Toys and Video Games Industries ($ in billions)

Industry	2007	2006	2005	2004
Traditional Toys	21.2	22.3	22.2	22.4
Video Games	18.9	12.5	10.5	9.9

Rising raw material costs increase manufacturing costs for traditional toys

The majority of traditional toys are made from plastic resin. One of the key components of plastic resin is petroleum, which reached all-time high price levels in 2008. In fact, in May of 2008, the price for crude oil reached $117.40 a barrel, a staggering 76.8% increase from 2007, when it was at $66.40. With most experts believing the price of crude oil is unlikely to decrease anytime soon, these rising petroleum prices figure to continue to negatively impact manufacturing costs. And although most primary traditional toy manufacturers, such as Mattel, Hasbro, and JAKKS Pacific, have hedging strategies to keep its raw material costs under control, further increases in the price of petroleum are a potential disaster for the traditional toy industry.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We have very little operating capital, and we likely must raise additional capital to remain in business.

We presently have very operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business.  Such fundraising efforts may include the sale of additional shares of the Company or could involve commercial borrowing.  Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital and several loan obligations.  We cannot assure you that capital will be available to meet the costs of our operations, or that it will be available on acceptable terms.  Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our Company.  Presently, we have no commitments or arrangements from commercial lenders or other sources.

Our operating costs will most likely increase.

Our income could be seriously affected by rising operating expenses.  If we cannot control operating costs or adequately cover them, our cash flow will deteriorate and we will have to raise capital or discontinue our business.

If we are unable to maintain relationships with our suppliers, our business could be materially adversely affected.

Substantially all of our products are manufactured by third parties. To the extent that a manufacturer is unwilling to do business with us, or to continue to do business with us once we enter into formal agreements with it, our business could be materially adversely affected. In addition, to the extent that the manufacturer modifies the terms of any contract it may enter into with us (including, without limitation, the terms regarding price, rights of return, or other terms that are favorable to us), or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the products we sell is very competitive and subject to rapid changes in terms of market popularity.  The prices for our intended products tend to decrease over their life cycle, which can result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total cost for products. We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions. Further, our margins will be lower in certain geographic markets and certain parts of our business than in others. If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

Products sold by us may be found to be defective and, as a result, product liability claims may be asserted against us, which may have a material adverse effect on the company.

We may face claims for damages as a result of defects or failures in the products we intend to sell to our customers. Because we Although many of our products are sold under a third-party warranty or are sold “as is” our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the locations where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

If we acquire other companies or assets, we may not be able to successfully integrate them or attain the anticipated benefits.

We may acquire other businesses or assets that are synergistic with ours. If we are unsuccessful in integrating our acquisitions, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business. In addition, we may not realize all of the anticipated benefits from our acquisitions, which could result in an impairment of goodwill or other intangible assets.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We will be required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management will evaluate the effectiveness of our internal controls on a regular basis, and although we have recently undergone substantial changes to address any weaknesses, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We rely on manufacturers to make our toys and products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

All of our toys and products are manufactured by third-party manufacturers. We do not have any long-term contracts with these suppliers or manufacturing sources.  We expect we will have to compete with our competitors for production capacity and availability at these third-party manufacturers.

There can be no assurance that there will not be a significant disruption with our manufacturers or, in the event of a disruption, that we would be able to locate alternative manufacturers with comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our product order in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to manufacture products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year and are in the process of responding to those comments.

ITEM 2 – PROPERTIES

We do not own any real property.  Our principal offices are located at 66 Piscataqua Road, Dover, NH  03820.  Mr. Christopher LeClerc, our Chief Executive Officer, Chief Financial Officer and our sole director, allows us to use his offices.  We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – (REMOVED AND RESERVED).

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Markets “Pink Sheets” on the OTCQB-tier under the symbol “FBCD.”  On September 27, 2006, we filed a registration statement on Form SB-2, which went effective on December 13, 2006, and subsequently filed a Form 8-A12G to register our common stock under Section 12 of the Exchange Act.  As a result, on October 11, 2007, we became subject to the reporting requirements under the Exchange Act.  We began listing on the OTC Bulletin Board on April 10, 2007 and was subsequently removed from the OTC Bulletin Board on February 23, 2011, due to inactivity under SEC Rule 15c2-11.  We have been listed on the OTC Markets “Pink Sheets” since that time.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year
Ended		Bid Prices
July 31,	Period	High	Low

2010	First Quarter	$0.30	$0.10
	Second Quarter	$0.40	$0.30
	Third Quarter	$1.40	$0.05
	Fourth Quarter	$0.09	$0.09

2011	First Quarter	$0.10	$0.05
	Second Quarter	$0.10	$0.02
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.07	$0.01

2012	First Quarter	$0.01	$0.01

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of July 31, 2011, there were 128,178,304 shares of our common stock outstanding held by 62 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, approximately 103,173,304 were held by shareholders we believe are non-affiliates.  On the cover page of this filing we value these shares at $1,089,515.  These shares were valued at $0.0085 per share, which was closing price of our common stock on the OTC Bulletin Board on November 9, 2011.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future.  Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans in place so there are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

As a result, we did not have any options, warrants or rights outstanding as of July 31, 2011.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Total	- 0 -	- 0 -	- 0 -

Recent Issuance of Unregistered Securities

In April, 2011, we issued 150,000 shares to Seafin Capital, LLC, in exchange for an equity investment of $12,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Seafin Capital, LLC, is a sophisticated investor and familiar with our operations.

On May 11, 2011, we issued 166,666 shares to Seafin Capital, LLC, in exchange for an equity investment of $25,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Seafin Capital, LLC, is a sophisticated investor and familiar with our operations.

On May 20, 2011, we issued 2,000,000 shares to Panther Consulting Corp., in exchange for debt conversion of $2,000, valued at $0.001 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Island is a sophisticated investor and familiar with our operations.

On May 21, 2011, we issued 4,000,000 shares to MGMT4 Personal Services, in exchange for consulting services and were valued at approximately $0.015 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Island is a sophisticated investor and familiar with our operations.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of FBC Holding, Inc. for the year ended July 31, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully maintain a credit facility to purchase new and used machines, manufacture new products; the ability to obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in Notes to the Consolidated Financial Statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

DEVELOPMENT STAGE COMPANY

We are in the development stage and have not yet realized any revenues from our planned operations, but we anticipate we will have revenues in our fiscal year ended July 31, 2012, beginning with our quarter ended October 31, 2011. Our business plan is to continue to develop our existing toys, as well as attempt to develop and/or license new toy ideas, and sell toys via retailers, wholesale accounts and online.

Based upon our business plan, we are a development stage enterprise.  Accordingly, we present our   financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

STOCK BASED COMPENSATION

We account for stock based compensation in accordance with ASC 718, "Accounting for Stock-Based Compensation."  The provisions of ASC 718 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

EARNINGS (LOSS) PER SHARE

We calculate net income (loss) per share as required by ASC 260, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

Results of Operations for the Year Ended July 31, 2011 and 2010

Introduction

For the twelve months ended July 31, 2011, we generated no revenue, and therefore had no corresponding cost of sales.  With these revenues and cost of sales for the year ended July 31, 2011, we had a net loss of ($6,753,453).  For the year ended July 31, 2010, we also had no revenue and no cost of sales.  .  With these revenues and costs of sales we had a net loss of $(7,283,972), for year ended July 31, 2010.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from operations:

	Year ended	Year ended
	July 31,	July 31,
	2011	2010
Revenues	$-	$-
Cost of Sales	-	-
Selling, General and Administrative Expenses	122,091	88,818
Conversion Fee	1,631,500	-
Non-Cash Compensation	3,737,414	6,989,267
Impairment of Goodwill	1,250,000	-
Operating Income (loss)	(6,741,005)	(7,079,071)
Interest Expense	(9,912)	(36,498)
Amortization of Debt Discount	-	(168,403)
Net Income (Loss)	$(6,750,917)	$(7,283,972)

Revenues

Our revenues for the year ended July 31, 2011 were $0 compared to revenues of $0 for the year ended July 31, 2010.  We have had no revenues since inception. We anticipate we will have revenue in our fiscal year ended July 31, 2012, beginning with our quarter ended October 31, 2011.

Cost of Sales

Because we had no revenue in 2011 or 2010, our cost of sales were also $0 for both reporting periods. As we generate revenue our cost of sales will increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the year ended July 31, 2011 our selling and distribution expenses were $0, compared to $0 for the year ended July 31, 2010.  Our selling, general and administrative expenses for the year ended July 31, 2011, primarily consisted of salaries of $52,500, legal expenses of $15,000, accounting expenses of $13,500 and consulting expenses of $28,000.  These amounts were comparable to the prior year.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Interest Expense

For the year ended July 31, 2011, our interest expense decreased by $26,586 compared to the comparable period in 2010. The change is attributable to the settling of debt through the issuance of preferred stock.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. At July 31, 2011, our cash and cash equivalents totaled $9,438 and we had negative working capital of $0.

At July 31, 2011, we had $464,900 in debt outstanding, primarily owed to Caitoline Group.

Our existing sources of liquidity, along with cash expected to be generated from sales, may not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. If that is the case we may need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of raw material and manufacturing, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

As a result our audited financial statements for the year ended July 31, 2011 contain an explanatory note (footnote 4) to the effect that our ability to continue as a going concern is dependent on our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Cash Flows

The following table sets forth our cash flows for the years ended July 31:

	2011	2010
Provided by (used in):
Operating activities	$(235,158)	$(92,525)
Investing activities	-	-
Financing activities	244,596	-
Net Cash Used in Continuing Operations	$9,438	$(92,525)

Cash Flows for the Years Ended July 31, 2011 and 2010

Operating Activities

Net cash provided by (used in) operating activities was ($235,158) for the year ended July 31, 2011, compared to $(92,525) for the year ended July 31, 2010.  Our cash from operating activities for the year ended July 31, 2011 was primarily $3,737,414 in stock issued for services, $1,250,000 in impairment of goodwill and $1,631,500 in conversion fees.

Investing Activities

Net cash provided by (used in) investing activities was $0 for the year ended July 31, 2011, compared to $0 for the year ended July 31, 2010.

Financing Activities

Net cash provided by financing activities was $244,596 for the year ended July 31, 2011, compared to $0 for the year ended July 31, 2010.  The cash provided by financing activities for the year ended July 31, 2011, consisted of $207,596 in net borrowings, and $37,000 in issuance of stock.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2011:

	2012	2013	2014	2015	2016	Total

Debt obligations	$1,714,400	$0	$0	$0	$0	$1,714,400
Capital leases	0	0	0	0	0	0
Operating leases	0	0	0	0	0	0
	$1,714,400	$0	$0	$0	$0	$1,714,400

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents.

We are currently billed by the majority of our vendors in U.S. dollars and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign credit and currency rates or changes in economic conditions.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of FBC Holding Inc.:

I have audited the consolidated balance sheet of FBC Holding Inc. as of July 31, 2011 and the related consolidated statement of operations, consolidated changes in stockholder’s deficit, and consolidated cash flows for the years then ended and for the period May 30, 2006 (date of inception) through July 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of FBC Holding Inc. as of July 31, 2011, and the consolidated results of its operations and its cash flows for the years then ended and for the period May 30, 2006 (date of inception) through July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had recurring losses resulting in accumulated deficit, negative cash flows from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
November 21, 2011

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FBC Holding Inc.
Las Vegas, Nevada

I have audited the accompanying consolidated balance sheet of FBC Holding Inc. (a development stage company), as of July 31, 2010 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBC Holding Inc. as of July 31, 2010, and the results of its operations and its cash flows for the year ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 (prior year Note 4) to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (prior year Note 4). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
Ronald R. Chadwick, P.C.
October 20, 2010
RONALD R. CHADWICK, P.C.

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	July 31, 2010

ASSETS
Current Assets
Cash	$9,438
Deferred Financing Expense	108,500

Total Current Assets	117,938	-

Total Assets	$117,938	$-

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	5,085	6,348
Accrued Interest	338,614	332,006
Equity Obligations - current	1,249,500	1,249,500
Current Portion of Notes Payable	464,900	1,897,500
Total Current Liabilities	2,058,099	3,485,354

Total Liabilities	2,058,099	3,485,354

Stockholders Deficit
Preferred Stock .001 Par Value
5,000,000 shares authorized, 2,500,000 (July 31, 2011) and 0 (July 31, 2011)
issued and outstanding, Series A preferred	2,500	-
Common Stock .001 Par Value;
150,000,000 shares authorized;
128,178,304 (July 31, 2011) and 22,810,262 (July 2010) shares
issued and outstanding	128,178	22,810
Additional paid in capital	18,612,998	10,424,756
Defitcit accumlated during the development stage	(20,683,837)	(13,932,920)
Total Stockholders' Deficit	(1,940,161)	(3,485,354)

Total Liabilities and Stockholders' Equity	$117,938	$-

See notes accompanying to the consolidated financial statements

FBC HOLDING Inc
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	May 30, 2006
	Ended	Ended	(Inception) through
	July 31, 2011	July 31, 2010	July 31, 2011

Revenue	$-	$-	$-

Expenses
General Selling and Adminstrative	122,091	88,818	1,688,728
Depreciation	-	-	1,889
Warrant Expense	-		861,694
Conversion Fee	1,631,500		1,631,500
Bank Charges	-	986	2,094
Land Claim Fees	-	-	597,957
Non Cash Compensation	3,737,414	6,989,267	11,546,737
Amortization of Deferred Finance Charges	-	-	141,861
Impairment of Goodwill	1,250,000	-	2,236,667
Other Expenses			187
	6,741,005	7,079,071	18,709,314

Gain(Loss) on Operations	(6,741,005)	(7,079,071)	(18,709,314)

Other Income (expense)
Amortization of Debt Discount	-	(168,403)	(1,648,198)
Interest Expense	(9,912)	(36,498)	(341,918)
	(9,912)	(204,901)	(1,990,116)

Net Income (Loss) before provision for income tax	(6,750,917)	(7,283,972)	(20,699,430)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(6,750,917)	(7,283,972)	(20,699,430)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553) - net of tax	-	-	15,593

Net Income (Loss)	$(6,750,917)	$(7,283,972)	$(20,683,837)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.07)	$(0.82)
Discontinuted operations	-	-
Combined	$(0.07)	$(0.82)

Weighted Average Number of Common Shares	100,910,281	8,877,362

See notes accompanying to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	May 30, 2006
	Ended	Ended	Inception through
	July 31, 2011	July 31, 2010	July 31, 2011

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(6,750,917)	$(7,283,972)	$(20,683,837)
Less: (Income) loss from discontinued Operations	-	-	(15,657)
Net loss from continuing operations	(6,750,917)	(7,283,972)	(20,699,494)

Adustments:
Stock issued for services	3,737,414	6,989,267	12,789,296
Impairment of goodwill	1,250,000	-	1,998,131
Conversion Fee	1,631,500		1,703,665
Amortization - debt discount		168,403	168,403
Depreciation		-	1,062
Deferred Financing Fees		-

Changes in assets & liabilities from continuing operations

Deposits	-
Prepaids	(108,500)	-
Accounts Payable	(1,263)	(3,984)	(3,984)
Accrued Expenses	6,608	36,498	335,310
Other		1,263
Due Related Parties		-	-
Cash flow from operating activities by continuing operations	(235,158)	(92,525)	(3,707,611)

Cash Flow from investing activities
Purchase of fixed assets	-		(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	207,596	-	2,025,500
Notes payable - payments		-	(8,847)
Issuance of stock	37,000	-	918,692

Net cash provided by (used for) from financing activities	244,596	-	2,935,345

Net cash used in continuing operations	9,438	(92,525)	(774,525)

Cash Flow from discontinued operations	-	-	-

Net change in cash	9,438	(92,525)	-

Beginning cash	-	92,525

Ending cash	$9,438	$-	$-
	-
Schedule of Non-Cash Investing and Financing Activities

Supplemental Disclosures
Cash Paid For:
Interest	$3,304	$-
Income Taxes	$-	$-

During the year ended July 31, 2011, the Company issued 2,500,000 preferred shares for debt	$1,612,062

During the year ended July 31, 2011, the Company issued 25,000,000 shares of common stock for acquired assets as follows:
Assets acquired	$1,278,131
Impairment of goodwill	(1,250,000)
Expenses of acquisition	(28,131)
Assets reported July 31, 2011	$-

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Deficit
						Accum.	Accum.
	Preferred Stock		Common Stock			During the	Other	Stock-
		Amount		Amount	Paid In	Development	Compre.	holders'
	Shares	($.001Par)	Shares (1)	($.001Par)	Capital	Stage	Income/(Loss)	Equity

Balance at May 30, 2006	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock for cash			250,000	250	4,750			5,000

Foreign currency Gain(Loss)							(64)	(64)

Net Gain (Loss) for period ending July 31st, 2006						(9,881)		(9,881)

Balance at July 31, 2006	-	$-	250,000	$250	$4,750	$(9,881)	$(64)	$(4,945)

Issuance of stock for cash			100,400	100	50,100			50,200

Issuance of shares for			133,333	133	266,534			266,667
acquisition

Discontinued Operations							64	64

Net loss for the year						(310,032)		(310,032)

Balance at July 31, 2007	-	$-	483,733	$483	$321,384	$(319,913)	$-	$1,954

Share Cancellation			(250,000)	(250)	250			-

Shares Issued for cash, net of offering costs of $64,315			3,047	3	255,582			255,585

Shares Issued for Services			9,500	10	854,990			855,000

Conversion of Debt			3,563	4	386,649			386,653

Shares Issued for Land Claims			284		42,500			42,500

Issuance of Warrants					861,694			861,694

Net loss for the year						(3,980,287)		(3,980,287)

Balance at July 31, 2008	-	$-	250,127	$250	$2,723,049	$(4,300,200)	$-	$(1,576,901)

Shares Issued for services			10,000	10	14,990			15,000

Fractional Shares - Reverse Stock Split			135

Net loss for the year						(2,348,748)		(2,348,748)

Balance at July 31, 2009	-	$-	260,262	$260	$2,738,039	$(6,648,948)	$-	$(3,910,649)

Shares Issued for services			14,550,000	14,550	6,974,717			6,989,267

Shares issued for stock subscription payable			8,000,000	8,000	712,000			720,000

Net loss for the year						(7,283,972)		(7,283,972)

Balance at July, 31 2010	-	$-	22,810,262	$22,810	$10,424,756	$(13,932,920)	$-	$(3,485,354)

Shares issued for services			104,051,375	104,051	5,264,863			5,368,914
Shares issued for assets			25,000,000	25,000	1,253,131			1,278,131
Shares issued for Subscriptions			316,667	317	36,683			37,000
Preferred Stock	2,500,000	2,500	-	-	1,609,565			1,612,065
Shares Cancelled			(24,000,000)	(24,000)	24,000			-
								-
Net Loss For Year						(6,750,917)		(6,750,917)

Balance at 7/31 2011	2,500,000	$2,500	128,178,304	$128,178	$18,612,998	$(20,683,837)	$-	$(1,940,161)

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Years Ended July 31, 2011 and 2010

NOTE 1:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Wave Uranium Holding's ("Wave", the "Company") business had been to acquire mineral land positions. In October 2009 the Company was redomiciled as a Nevada corporation under the name FBC Holding Corp. On July 21, 2009, the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), with the plan that the Company would abandon its former business plan in the industry of mining and land acquisition and pursue the business plan of FBC Holdings, Inc.  FBC Holdings, Inc. - - California had no material activity up to the agreement date and no material assets or liabilities.  The acquisition agreement called for the Company to purchase FBC Holdings, Inc. - California, by acquiring all the outstanding shares of FBC Holdings, Inc. -– California, in exchange for 8 million shares of the Company’s common stock.  As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount.  The stock was subsequently issued in November 2009. The new entity was to focus in three areas:  (i) branding (product placement) in television production, movies, etc.; (ii) the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; and (iii) internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.   The acquisition did not work out according to the Company’s plan and the Company returned all interest in FBC Holdings, Inc. – California, in exchange for the return for return of all the 8 million shares of the Company’s common stock.  On August 11, 2010, the Company signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement the Company purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.  Since the Super Rad’s inception it has emerged at the forefront of the collectible art world, by producing innovative and high-quality vinyl collectibles.  Since the acquisition of these assets from Super Rad, this has been the primary business of the Company.

DEVELOPMENT STAGE COMPANY

The Company is in the development stage and has not yet realized any revenues from its planned operations, but we anticipate we will have revenues in our fiscal year ended July 31, 2012, beginning with our quarter ended October 31, 2011.  Our business plan is to continue to develop our existing toys, attempt to develop and/or license new toy ideas, and sell toys via retailers, wholesale accounts and online.

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

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its’ wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

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

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years.  Currently we do not have any capitalized property and equipment.

EARNINGS (LOSS) PER SHARE

The Company calculates net income (loss) per share as required by ASC 260, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

AFC Topic 820, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2011 and 2010.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, restricted cash, trade accounts receivables, accounts payable, accrued expenses, notes payable and due to investors. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The carrying value of the Company's long-term debt, notes payable and due to investors approximates fair values of similar debt instruments.

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

At July 31, 2011 and 2010 the Company had net operating loss carryforwards of approximately $20,000,000 and $14,000,000 which begin to expire in 2026. The Deferred tax asset of approximately $3,100,000 and $2,090,000 in 2011 and 2010 has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011and 2010 was $1,010,000 and $1,090,000.

NEW PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 2:              BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the year ended July 31, 2011, the Company incurred a net loss of $6,750,917.

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

NOTE 3:              NOTES PAYABLE

At July 31, 2011 and 2010 the Company had two unsecured notes payable outstanding for $120,000 total, all currently due and bearing compound interest at 9% per annum.

On March 20, 2008, Wave Uranium Holding (the "Company") entered into a securities purchase agreement (the "Agreement") with accredited investors (the "Investors") pursuant to which the Investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the "Debentures"). The Debentures bore interest at 8% and mature twenty-four months from the date of issuance. The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 ("Initial Conversion Price").  These notes were converted to preferred shares with an exercise price of $0.625.

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

The full principal amount of the Debentures is due upon default under the terms of Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company. If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company's right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company's common stock for the 20 trading days prior to the applicable monthly redemption date.  Beneficial conversion was calculated based on the if converted value and amortized over the life of the loan.

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

The balance due under all notes payable at July 31, 2011 and 2010 was $464,900 and $1,897,500, respectively with all notes currently due as of July 31, 2010. Interest expense from notes payable in 2011 and 2010 was $9,912 and $36,986, and accrued interest payable at July 31, 2011 and 2010 was $338,614 and $332,006, respectively.

NOTE 4:              STOCKHOLDERS' EQUITY

As of July 31, 2011 and 2010, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 and 0 shares issued and outstanding, respectively.

As of July 31, 2011 and 2010, the Company had 150,000,000 authorized shares of common stock, $.001 par value, with 128.174,304 and 22,810,262 shares issued and outstanding, respectively.

STOCK OPTIONS AND WARRANTS

At July 31, 2011 and 2010 the Company had stock options and warrants outstanding as described below.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options and warrants under ASC718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

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

In year end July 31, 2010, 1,828 warrants expired leaving a year end balance of 120,833 warrants.  No warrants expired during the year ended July 31, 2011, leaving the remaining balance of 120,833 warrants outstanding.

 NOTE 5:             CONTINGENCIES

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $225,000. The Company disputes the allegations and the matter is currently ongoing.

NOTE 6:              RELATED PARTY TRANSACTIONS

The Company does not have employment contracts with its officers and directors.  The Company does not have a funding commitment or any written agreement for our future required cash needs with these officers or any beneficial owners of the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities that become available.  A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The Company has minimal needs for office space at this time.  Office space, as needed has been provided by the officers and directors of the Company at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

On August 7, 2010, the Company issued 22 million shares to Christopher LeClerc, the Company’s Chief Executive Officer, Chief Financial Officer and its sole Director  in exchange for Mr. Leclerc’s role in the transaction to purchase the assets of Super Rad Corporation, as well as the role he would play in the future of the Company, as a public company, post-transaction.  Mr. LeClerc also agreed to forfeit any accrued salary and expenses he was owed as part of the transaction.  However, once the shares were issued to Mr. LeClerc and because he had agreed to forego compensation as part of the same transaction Mr. LeClerc was concerned about the tax issues related to the issuance, as well as the dilution that would occur to the Company’s other shareholders as a result of the issuance.  As a result, Mr. LeClerc agreed to return the shares to the Company for cancellation.  The shares granted to Mr. LeClerc were not based on the share price of the Company at issuance and the amounts owed to Mr. LeClerc, but more so based on the value he added to the Company in connection with the Super Rad transaction, and would continue to add, compared to the shares granted to Super Rad in connection with the asset purchase transaction.  A total of 24 million shares (including the 22 million shares mentioned above) owned by Mr. LeClerc were cancelled on May 17, 2011.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 3, 2011, we dismissed Ronald R. Chadwick, P.C, the independent accountants previously engaged as the principal accountants to audit our financial statements in order to comply with the requirements under Sarbanes Oxley.  The decision to change accountants was approved by our Board of Directors.

Also effective on August 3, 2011, we engaged Peter Messineo, CPA, as our independent certified public accountants.  The decision to change accountants was approved by our Board of Directors.

Ronald R. Chadwick, P.C, audited our financial statements for our fiscal years ended July 31, 2010, 2009, 2008, 2007 and 2006, whose latest audit report for our fiscal years ending July 31, 2010 and 2009 was dated October 10, 2010.  The audit report of Ronald R. Chadwick, P.C on our financial statements for the fiscal years stated above (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for uncertainty for the uncertainty of going concern.  During the Audit Period, and through August 3, 2011, there were no disagreements with Ronald R. Chadwick, P.C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years, or any subsequent interim period prior to engaging Peter Messineo, CPA, we nor anyone acting on our behalf consulted with Peter Messineo, CPA, regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or (ii) the type of audit opinion that might be rendered on the company’s financial statements where either written or oral advice was provided that was an important factor considered by the company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (iii) any matter that was the subject of a disagreement with the company’s former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its audit report.

ITEM 9A CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of July 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

(b)          Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of July 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we were delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls led to a delay in the filing of this Annual Report.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)          Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we may engage a third-party firm to assist us in remedying this material weakness.

(d)          Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended July 31, 2011.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Christopher LeClerc	38	Sole Director (12/07), President and Chief Executive Officer (03/09), Chief Financial Officer and Treasurer (06/07)

Brian Lehman	42	Secretary (7/10)

Christopher LeClerc Mr. LeClerc has been the Company’s Chief Financial Officer since June 2007 and a Director of the Company since December 2007.  He was appointed our President and Chief Executive Officer on March 20, 2009.  Mr. LeClerc has also has been the President, Chief Financial Officer and Director of Liska Biometry, Inc. since June 2006.  Prior to his employment with Liska biometry, Mr. LeClerc was employed by Andover Brokerage LLC (commencing May 2001), where he was responsible for a 12-member proprietary trading desk specializing in a wide range of investment strategies.  Mr. LeClerc also worked at Mercer Partners L.P. (commencing February 1999).  Mercer Partners L.P. is a New York-based investment bank and securities underwriter.  Mr. LeClerc was a Director of Business Development and Head of OTC trading at Mercer Partners L.P.  Previously, he has served as financial consultant and equities trader for Merrill Lynch, M.H. Meyerson and ETG LLC.

Brian Lehman Mr. Lehman has been our Secretary since July 22, 2010.  Mr. Lehmann has over 22 years of business and technical experience in outsourced services, software and technology fields, with particular strengths in corporate development, marketing, product management, business development and software development.  From 2005 until present, Mr. Lehmann has been Chief Executive Officer of Prestige Employee Administrators Inc., a private company that provides outsourced human resources services to over 250 Small & Medium Businesses in 32 States

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Christopher LeClerc	0	0	2
Super Rad Corporation	0	0	2
Brian Lehman	0	0	0

Board Meetings and Committees

During the fiscal year ended July 31, 2011, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended July 31, 2011, 2010 and 2009 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Christopher LeClerc (1)	2011	0	0	0	0	0	0	0	0
CEO, CFO	2010	0	0	0	0	0	0	0	0
Treasurer
	2009	0	0	450,000	0	0	0	0	450,000

Brian Lehman (2)	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0

Cady Johnson	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(3)	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President and CFO	2009	45,000	0	300,000	0	0	0	0	345,000

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our July 31, 2011 financial statements.

(1)	Christopher LeClerc has been a director since December 2007 and our Chief Financial Officer and Treasurer since June 2007. He was appointed President and Chief Executive Officer on March 20, 2009.
(2)	Brian Lehman was appointed our Secretary on July 22, 2010.

(3)	Cady Johnson was our President and Chief Financial Officer from June 2007 until March 19, 2009..

Employment Contracts

We currently do not have written employment agreements with our executive officers.

Director Compensation

The following table sets forth director compensation as of July 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Christopher LeClerc (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	Christopher LeClerc was appointed to our Board of Directors in December 2007.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of July 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Christopher LeClerc	-	-	-	-	-	-	-	-	-

Brian Lehman	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 16, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Christopher LeClerc (2)	5,000	<1%

Common Stock	Brian Lehman (2)	-0-	0%

Common Stock	Super Rad Corporation (4) 269 S. Beverly Drive Beverly Hills, CA 90212	25,000,000	16.67%

Common Stock	All Directors and Officers As a Group (2 persons)	5,000	<1%

(1)
Unless otherwise indicated, based on 149,974,002 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is FBC Holding, Inc., 66 Piscataqua Road, Dover, NH 03820.
(4)	Super Rad Corporation is beneficially owned by Simone Richlin.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 7, 2010, we issued 22 million shares to Christopher LeClerc, our Chief Executive Officer, Chief Financial Officer and our sole Director in exchange for Mr. Leclerc’s role in the transaction to purchase the assets of Super Rad Corporation, as well as the role he would play in the future of the company, as a public company, post-transaction. Mr. LeClerc also agreed to forfeit any accrued salary and expenses he was owed as part of the transaction. However, once the shares were issued to Mr. LeClerc and because he had agreed to forego compensation as part of the same transaction Mr. LeClerc was concerned about the tax issues related to the issuance, as well as the dilution that would occur to the Company’s other shareholders as a result of the issuance. As a result, Mr. LeClerc agreed to return the shares to the Company for cancellation. The shares granted to Mr. LeClerc were not based on the share price of the Company at issuance and the amounts owed to Mr. LeClerc, but more so based on the value he added to the Company in connection with the Super Rad transaction, and would continue to add, compared to the shares granted to Super Rad in connection with the asset purchase transaction. A total of 24 million shares (including the 22 million shares mentioned above) owned by Mr. LeClerc were cancelled on May 17, 2011.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended July 31, 2011, Peter Messineo, CPA, charged us $2,500 in fees for professional services for the audit of our financial statements in our Form 10-K and Ronald R. Chadwick, P.C. charged $4,500, in fees for professional services for the review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended July 31, 2010, Ronald R. Chadwick, P.C. charged us $13,500 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended July 31, 2011, neither Peter Messineo, CPA nor Ronald R. Chadwick, P.C. billed us for professional services for tax preparation.  During the year ended July 31, 2010, Ronald R. Chadwick, P.C. billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended July 31, 2011, neither Peter Messineo, CPA nor Ronald R. Chadwick, P.C. billed us any amounts for any other fees.  During the year ended July 31, 2010, Ronald R. Chadwick, P.C. did not bill us any amounts for any other fees.

Of the fees described above for the year ended July 31, 2011, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed as part of this report:

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Reorganization between Wave Uranium and the Registrant.(2)
2.2	Agreement of Sale between the Registrant and Alexandre Routkovski (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation changing name to Wave Uranium Holding (2)
3.4	Certificate of Amendment to Articles of Incorporation increasing authorized stock (4)
10.1	Software Development and Consulting Agreement (1)
10.2	Employment Agreement with Dr. Johnson (2)
10.3	Employment Agreement with Mr. LeClerc(2)
10.4	Wilson Creek Agreement (3)
10.5	Form of Debenture related to March 2008 financing (5)
10.6	Form of Warrant related to March 2008 financing (5)
10.7	Securities Purchase Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.8	Registration Right Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.9	Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)

10.10	Pledge and Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.11	Subsidiary Guarantee, dated March 20, 2008 of Wave Uranium (5)
10.12	Form of Lock-Up Agreement (5)
10.13	Asset Purchase Agreement with Super Rad Corporation dated August 11, 2010 (6)
10.14	Securities Exchange Agreement dated March 31, 2011 (7)
10.15	Second Addendum to Amended Stock Transfer Agreement by and among FBC Holdings, Inc. and Super Rad Corporation dated July 6, 2011 (8)
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(1)	Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Annual Report.
(2)	Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Annual Report.
(3)	Filed with the Current Report on Form 8-K dated October 9, 2007 and incorporated by reference to this Annual Report.
(4)	Filed with our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, filed November 13, 2007, and incorporated by reference to this Annual Report.
(5)	Filed with Current Report on Form 8-K dated March 20, 2008 and incorporated by reference to this Annual Report.
(6)	Filed with Current Report on Form 8-K/A dated August 11, 2010 and incorporated by reference to this Annual Report.
(7)	Filed with Current Report on Form 8-K dated March 31, 2011 and incorporated by reference to the Annual Report.
(8)	Filed with Current Report on Form 8-K dated July 12, 2011 and incorporated by reference to this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBC Holding, Inc.

Dated: November 21, 2011		/s/ Christopher LeClerc
	By:	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer
and Sole Director

Dated: November 21, 2011		/s/ Brian Lehman
	By:	Brian Lehman
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 21, 2011		/s/ Christopher LeClerc
	By:	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer
and Sole Director

Dated: November 21, 2011		/s/ Brian Lehman
	By:	Brian Lehman
Secretary