Form 10-Q
period 2011-10-31
FBC Holding, Inc.
filed 2011-12-28
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-52854

FBC HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1026782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

66 Piscataqua Road
Dover, NH	03820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (603) 540-0828

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No     ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No     ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 22, 2011, there were 149,974,002 shares of common stock, $0.001 par value, issued and outstanding.

FBC HOLDING, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1             Financial Statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	July 31, 2011

ASSETS
Current Assets
Cash	$4,676	$9,438
Deferred Financing Expense	125,500	$108,500

Total Current Assets	130,176	117,938

Total Assets	$130,176	$117,938

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	5,085	5,085
Accrued Interest	342,192	338,614
Equity Obligations - current	1,249,500	1,249,500
Current Portion of Notes Payable	517,400	464,900
Total Current Liabilities	2,114,177	2,058,099

Total Liabilities	2,114,177	2,058,099

Stockholders Deficit
Preferred Stock .001 Par Value 5,000,000 shares authorized, 2,500,000 (July 31, 2011) and 0 (July 31, 2011) issued and outstanding, Series A preferred	2,500	2,500
Common Stock .001 Par Value; 150,000,000 shares authorized; 130,874,002 (July 31, 2011) and 128,178,304 (October 31, 2010) shares issued and outstanding	130,874	128,178
Additional paid in capital	18,627,523	18,612,998
Defitcit accumlated during the development stage	(20,744,898)	(20,683,837)
Total Stockholders' Deficit	(1,984,001)	(1,940,161)

Total Liabilities and Stockholders' Equity	$130,176	$117,938

See notes accompanying to the consolidated financial statements

FBC HOLDING Inc
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three months	May 30, 2006
	Ended	Ended	(Inception) through
	October 31, 2011	October 31, 2010	October 31, 2011

Revenue	$14,500	$-	$14,500

Expenses
General Selling and Adminstrative	68,105		1,774,911
Depreciation	-	-	1,889
Warrant Expense	-		861,694
Conversion Fee		1,356,000	1,631,500
Bank Charges	300		2,394
Land Claim Fees	-	-	597,957
Non Cash Compensation	-	2,500,000	11,546,737
Amortization of Deferred Finance Charges	-	1,250,000	141,861
Impairment of Goodwill	-	-	2,236,667
Other Expenses			187
	68,405	5,106,000	18,795,797

Gain(Loss) on Operations	(53,905)	(5,106,000)	(18,781,297)

Other Income (expense)
Amortization of Debt Discount	-		(1,648,198)
Interest Expense	(3,578)	(3,304)	(345,496)
	(3,578)	(3,304)	(1,993,694)

Net Income (Loss) before provision for income tax	(61,061)	(5,109,304)	(20,760,491)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(61,061)	(5,109,304)	(20,760,491)

Discontinued Operations: Gain (Loss) from
discontinued operations (including gain on disposal
in 2007 of $28,553) - net of tax	-	-	15,593

Net Income (Loss)	$(61,061)	$(5,109,304)	$(20,744,898)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.00)	$(0.10)
Discontinuted operations	-	-
Combined	$(0.00)	$(0.10)

Weighted Average Number of Common Shares	100,910,281	53,371,128

See notes accompanying to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month	Three Months	May 30, 2006
	Ended	Ended	Inception through
	October 31, 2011	October 31, 2010	October 31, 2011

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(61,061)	$(5,109,304)	$(20,744,898)
Less: (Income) loss from discontinued
Operations	-	-	(15,657)
Net loss from continuing operations	(61,061)	(5,109,304)	(20,760,555)

Adustments:
Stock issued for services	17,221	3,856,000	12,744,482
Impairment of goodwill	-	1,250,000	1,970,000
Conversion Fee	-		1,631,500
Amortization - debt discount			1,129,570
Depreciation		-	2,259
Deferred Financing Fees	-	-	-

Changes in assets & liabilities from continuing operations

Deposits	-
Prepaids	(17,000)	-	(125,500)
Accounts Payable	-		5,085
Accrued Expenses	3,578	3,304	335,310
Other		1,263	-
Due Related Parties		-	-
Cash flow from operating activities by continuing operations	(57,262)	1,263	(3,067,849)

Cash Flow from investing activities
Purchase of fixed assets	-		(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	52,500	-	2,157,596
Notes payable - payments		-	(13,504)
Issuance of stock	-	-	930,692

Net cash provided by (used for) from financing activities	52,500	-	3,074,784

Net cash used in continuing operations	(4,762)	1,263	4,676

Cash Flow from discontinued operations	-	-	-

Net change in cash	(4,762)	1,263	4,676

Beginning cash	9,438	(1,263)	-

Ending cash	$4,676	$-	$4,676

Schedule of Non-Cash Investing and Financing Activities

Supplemental Disclosures
Cash Paid For:
Interest	$(3,578)	$-
Income Taxes	$-	$-

During the year ended July 31, 2011, the Company issued 2,500,000 preferred shares for debt			1,612,065

During the year ended July 31, 2011, the Company issued 25,000,000 shares of common stock for acquired assets as follows:
Assets acquired			$1,278,131
Impairment of goodwill			(1,250,000)
Expenses of acquisition			(28,131)
Assets reported July 31, 2011			$-

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Deficit
						Accum.	Accum.
	Preferred Stock		Common Stock			During the	Other	Stock-
		Amount		Amount	Paid In	Development	Compre.	holders'
	Shares	($.001Par)	Shares (1)	($.001Par)	Capital	Stage	Income/(Loss)	Equity

Balance at May 30, 2006	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock for cash			250,000	250	4,750			5,000

Foreign currency Gain(Loss)							(64)	(64)

Net Gain (Loss) for period ending July 31st, 2006						(9,881)		(9,881)

Balance at July 31, 2006	-	$-	250,000	$250	$4,750	$(9,881)	$(64)	$(4,945)

Issuance of stock for cash			100,400	100	50,100			50,200
			133,333	133	266,534			266,667
Issuance of shares for acquisition

Discontinued Operations							64	64

Net loss for the year						(310,032)		(310,032)

Balance at July 31, 2007	-	$-	483,733	$483	$321,384	$(319,913)	$-	$1,954

Share Cancellation			(250,000)	(250)	250			-

Shares Issued for cash, net of offering costs of $64,315			3,047	3	255,582			255,585

Shares Issued for Services			9,500	10	854,990			855,000

Conversion of Debt			3,563	4	386,649			386,653

Shares Issued for Land Claims			284		42,500			42,500

Issuance of Warrants					861,694			861,694

Net loss for the year						(3,980,287)		(3,980,287)

Balance at July 31, 2008	-	$-	250,127	$250	$2,723,049	$(4,300,200)	$-	$(1,576,901)

Shares Issued for services			10,000	10	14,990			15,000

Fractional Shares - Reverse Stock Split			135

Net loss for the year						(2,348,748)		(2,348,748)

Balance at July 31, 2009	-	$-	260,262	$260	$2,738,039	$(6,648,948)	$-	$(3,910,649)

Shares Issued for services			14,550,000	14,550	6,974,717			6,989,267

Shares issued for stock subscription payable			8,000,000	8,000	712,000			720,000

Net loss for the year						(7,283,972)		(7,283,972)

Balance at July, 31 2010	-	$-	22,810,262	$22,810	$10,424,756	$(13,932,920)	$-	$(3,485,354)

Shares issued for services			104,051,375	104,051	5,264,863			5,368,914
Shares issued for assets			25,000,000	25,000	1,253,131			1,278,131
Shares issued for Subscriptions			316,667	317	36,683			37,000
Preferred Stock	2,500,000	2,500	-	-	1,609,565			1,612,065
Shares Cancelled			(24,000,000)	(24,000)	24,000			-
								-
Net Loss For Year						(6,750,917)		(6,750,917)

Balance at 7/31 2011	2,500,000	$2,500	128,178,304	$128,178	$18,612,998	$(20,683,837)	$-	$(1,940,161)

Stock issued for services			2,695,698	2,696	14,525			17,221
Net loss for the period						(61,061)		(61,061)
Balance at 10/31/2011	2,500,000	$2,500	130,874,002	$130,874	$18,627,523	$(20,744,898)	$-	$(1,984,001)

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended October 31, 2011 and 2010

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

DEVELOPMENT STAGE COMPANY

The Company is in the development stage and has just begun to recognize revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

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

At October 31, 2011 and 2010 the Company had net operating loss carryforwards of approximately $20,000,000 and $14,000,000 which begin to expire in 2026. The Deferred tax asset of approximately $3,100,000 and $2,090,000 in 2011 and 2010 has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011and 2010 was $1,010,000 and $1,090,000.

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

(2) BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the year ended October 31, 2011, the Company incurred a net loss of ($61,061).

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

(3) NOTES PAYABLE

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

The balance due under all notes payable at October 31, 2011 and 2010 consists of $517,400 and $464,900 in current portion – notes payable, respectively, and $1,249,500 in equity obligations relating to the notes payable for both periods with all notes currently due as of October 31, 2011.  Interest expense from notes payable as of October 31, 2011 and 2010 was $3,578 and $3,304, respectively,, and accrued interest payable at October 31, 2011 and 2010 was $342,192 and $338,614, respectively.

(4) STOCKHOLDERS' EQUITY

As of October 31, 2011 and 2010, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 and 0 shares issued and outstanding, respectively.

As of October 31, 2011 and 2010, the Company had 150,000,000 authorized shares of common stock, $.001 par value, with 130,874,002 and 22,810,262 shares issued and outstanding, respectively.

STOCK OPTIONS AND WARRANTS

At October 31, 2011 and 2010 the Company had stock options and warrants outstanding as described below.

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

In year end October 31, 2010, 1,828 warrants expired leaving a year end balance of 120,833 warrants.  No warrants expired during the year ended July 31, 2011 or the quarter ending October 31, 2011, leaving the remaining balance of 120,833 warrants outstanding.

(5) CONTINGENCIES

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $225,000. The Company disputes the allegations and the matter is currently ongoing.

(6) RELATED PARTY TRANSACTIONS

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

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q of FBC Holding, Inc. for the period ended October 31, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

DEVELOPMENT STAGE COMPANY

We are in the development stage and have not yet realized any revenues from our planned operations. Our business plan is to continue to develop our existing toys, as well as attempt to develop and/or license new toy ideas.

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

Results of Operations for the Three Months Ended October 31, 2011 and 2010

Introduction

For the three months ended October 31, 2011, we generated revenue of $14,500. This was our first revenue since inception.  Our corresponding expenses from our revenue-generating activities are included in our selling, general and administrative expenses.  With these revenues and expenses for the three months October 31, 2011, we had a net loss of ($61,061).  For the three months October 31, 2010, we had no revenue and no cost of sales.  We had a net loss of ($5,109,304), for three months October 31, 2010.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from Operations:

	Three Months	Three Months
	October 31, 2011	October 31, 2010
Revenues	$14,500	$-
Selling, General and Administrative Expenses	68,105	-
Conversion Fee	-	1,356,000
Non-Cash Compensation	-	2,500,000
Amorization of Deferred Finance Charges	-	1,250,000
Impairment of Goodwill	-	-
Operating Income (loss)	(53,905)	(5,106,000)
Interest Expense	(3,578)	(3,304)
Amortization of Debt Discount	-	-
Net Income (Loss)	$(61,061)	$(5,109,304)

Revenues

Our revenues for the three months October 31, 2011 were $14,500 compared to revenues of $0 for the three months October 31, 2010.  Our revenue of $14,500 for the three months ended October 31, 2011 were our first revenues since inception.  We expect to have revenue in future quarters as well, but the amount will be dependent on a variety of factors.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the three months October 31, 2011 our selling and distribution expenses were $68,105, compared to $0 for the three months October 31, 2010.  Our selling, general and administrative expenses for the three months October 31, 2011 were higher than the same period one year ago due to the amounts expended related to the sale of our toys,  Our selling, general and administrative expenses primarily consisted of cost of goods sold of $33,605, relating to costs associated with the products we sold during the quarter ended October 31, 2011, salaries of $12,000, legal expenses of $11,000, accounting expenses of $1,500 and consulting expenses of $10,000.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Interest Expense

For the three months October 31, 2011, our interest expense of ($3,578) was comparable to our interest expense for the same period one year ago of ($3,304).

Net Income (Loss)

Our net income (loss) for the three months ended October 31, 2011 was ($61,061) compared to ($5,109,304).  Our net loss was significantly less this year due to the fact that during the three months ended October 31, 2010 we had a conversion fee of $1,356,000 related to conversions of outstanding debt into our common stock, non-cash compensation of $2,500,000 related to stock issued to consultants for consulting fees, and amortization of deferred finance charges of $1,250,000 related to certain assets we purchased  We did not have any corresponding fees and charges in the three months ended October 31, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and borrowing from various sources. At October 31, 2011, our cash totaled $4,676, we had a deferred finance expense of $125,000 related to an asset purchase and we had negative working capital of $28,543.

At October 31, 2011, we had current liabilities of $2,114,177, primarily consisting of equity obligations of $1,249,500 related to the equity component of our debt instruments, current portions of notes payable of $517,400, primarily related to debt obligations we had at October 31, 2011 and accrued interest of $342,192, related to our outstanding debt instruments.

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

Cash Flows

The following table sets forth our cash flows for the three months ended October 31:

	2011	2010
Provided by (used in):
Operating activities	$(57,262)	$1,263
Investing activities	-	-
Financing activities	52,500	-
Net Cash Used in Continuing Operations	$(4,762)	$1,263

Cash Flows for the Three Months Ended October 31, 2011 and 2010

Operating Activities

Net cash provided by (used in) operating activities was ($57,262) for the three months October 31, 2011, compared to $1,263 for the three months October 31, 2010.  Our cash from operating activities for the three months October 31, 2011 was primarily $17,221 in stock issued for services, $3,578 in accrued expenses and ($17,000) in prepaids.

Investing Activities

Net cash provided by (used in) investing activities was $0 for the three months October 31, 2011, compared to $0 for the three months October 31, 2010.

Financing Activities

Net cash provided by financing activities was $52,500 for the three months October 31, 2011, compared to $0 for the three months October 31, 2010.  The cash provided by financing activities for the three months October 31, 2011, consisted of $52,500 in note payables - borrowings.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)          Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of October 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)          Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended October 31, 2011.

PART II – OTHER INFORMATION

ITEM 1     Legal Proceedings

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

ITEM 1A   Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2011, we issued 2,695,698 shares to Capitoline Ventures II, LLC, in exchange for consulting services.  The value placed on these shares was $0.01 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC, is a sophisticated investor and familiar with our operations.

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

ITEM 3     Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4     (Removed and Reserved)

ITEM 5     Other Information

There have been no events which are required to be reported under this Item.

ITEM 6	Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Reorganization between Wave Uranium and the Registrant.(2)
2.2	Agreement of Sale between the Registrant and Alexandre Routkovski (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation changing name to Wave Uranium Holding (2)
3.4	Certificate of Amendment to Articles of Incorporation increasing authorized stock (4)
10.1	Software Development and Consulting Agreement (1)
10.2	Employment Agreement with Dr. Johnson (2)
10.3	Employment Agreement with Mr. LeClerc(2)
10.4	Wilson Creek Agreement (3)
10.5	Form of Debenture related to March 2008 financing (5)
10.6	Form of Warrant related to March 2008 financing (5)
10.7	Securities Purchase Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.8	Registration Right Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.9	Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.10	Pledge and Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.11	Subsidiary Guarantee, dated March 20, 2008 of Wave Uranium (5)
10.12	Form of Lock-Up Agreement (5)
10.13	Asset Purchase Agreement with Super Rad Corporation dated August 11, 2010 (6)
10.14	Securities Exchange Agreement dated March 31, 2011 (7)
10.15	Second Addendum to Amended Stock Transfer Agreement by and among FBC Holdings, Inc. and Super Rad Corporation dated July 6, 2011 (8)
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FBC Holding, Inc.

Dated: December 27, 2011		/s/ Christopher LeClerc
	By:	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer and Sole Director