Form 10-Q
period 2012-01-31
FBC Holding, Inc.
filed 2012-04-16
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-52854

FBC HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-1026782 (I.R.S. Employer Identification No.)
66 Piscataqua Road Dover, NH (Address of principal executive offices)	03820 (Zip Code)

Registrant’s telephone number, including area code (603) 540-0828

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 9, 2012, there were 204,286,058 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2012	July 31 ,2011

ASSETS
Current Assets
Cash	$1,732	$9,438
Deferred Financing Expense	125,500	$108,500

Total Current Assets	127,232	117,938

Total Assets	$127,232	$117,938

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	5,085	5,085
Accrued Interest	345,192	338,614
Equity Obligations - current	1,249,500	1,249,500
Current Portion of Notes Payable	523,200	464,900
Total Current Liabilities	2,122,977	2,058,099

Total Liabilities	2,122,977	2,058,099

Stockholders Deficit
Preferred Stock .001 Par Value, Series A 5,000,000 shares authorized, 2,500,000, issued and outstanding	2,500	2,500
Common Stock .001 Par Value; 150,000,000 shares authorized; 149,974,002 and 128,178,304 issued and outstanding, respectively	149,974	128,178
Additional paid in capital	18,703,923	18,612,998
Defitcit accumlated during the development stage	(20,852,142)	(20,683,837)
Total Stockholders' Deficit	(1,995,745)	(1,940,161)

Total Liabilities and Stockholders' Equity	$127,232	$117,938

See notes accompanying to the consolidated financial statements

FBC Holding Inc
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months	May 30, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012

Revenue	$19,000	$-	$33,500	$-	$33,500

Expenses
General Selling and Adminstrative	48,723	15,000	120,706	15,000	1,811,715
Depreciation	-	-			1,889
Warrant Expense	-	-			861,694
Conversion Fee	57,300	-	57,300	1,356,000	1,688,800
Land Claim Fees	-	-			597,957
Non Cash Compensation	17,221	414,000	17,221	2,914,000	11,563,958
Amortization of Deferred Finance Charges	-	-			141,861
Impairment of Goodwill	-	-		1,250,000	2,236,667
	123,244	429,000	195,227	5,535,000	18,904,541

Gain(Loss) on Operations	(104,244)	(429,000)	(161,727)	(5,535,000)	(18,871,041)

Other Income (expense):
Amortization of Debt Discount	-				(1,648,198)
Interest Expense	(3,000)	(3,304)	(6,578)	(6,608)	(348,496)
	(3,000)	(3,304)	(6,578)	(6,608)	(1,996,694)

Net Income (Loss) before provision for income tax	(107,244)	(432,304)	(168,305)	(5,541,608)	(20,867,735)

Provision for income tax	-	-			-

Net Income(Loss) from Continuing Operations	(107,244)	(432,304)	(168,305)	(5,541,608)	(20,867,735)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553) - net of tax	-	-			15,593

Net Income (Loss)	$(107,244)	$(432,304)	$(168,305)	$(5,541,608)	$(20,852,142)

Net Income(Loss) per share Basic and Fully Diluted, From:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(21.50)
Discontinuted operations	-	-	-	-
Combined	$(0.00)	$(0.01)	$(0.00)	$(21.50)

Weighted Average Number of Common Shares	100,910,281	53,371,128	100,910,281	257,728

See notes accompanying to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Deficit
						Accum.
	Preferred Stock		Common Stock			During the
		Amount		Amount	Paid In	Development	Stockholders'
	Shares	($.001Par)	Shares (1)	($.001Par)	Capital	Stage	Equity

Balance at May 30, 2006	-	$-	-	$-	$-	$-	$-

Issuance of stock for cash			250,000	250	4,750		5,000

Foreign currency gain(loss)							(64)

Net loss for year						(9,881)	(9,881)

Balance at July 31, 2006	-	-	250,000	250	4,750	(9,881)	(4,945)

Shares issued for:
Cash			100,400	100	50,100		50,200
Acquisition			133,333	133	266,534		266,667

Discontinued Operations							64

Net loss for year						(310,032)	(310,032)

Balance at July 31, 2007	-	-	483,733	483	321,384	(319,913)	1,954

Share Cancellation			(250,000)	(250)	250		-

Shares issued for:
Cash, net of offering costs of $64,315			3,047	3	255,582		255,585
Services			9,500	10	854,990		855,000
Conversion of Debt			3,563	4	386,649		386,653
Land Claims			284		42,500		42,500

Issuance of Warrants					861,694		861,694

Net loss for the year						(3,980,287)	(3,980,287)

Balance at July 31, 2008	-	-	250,127	250	2,723,049	(4,300,200)	(1,576,901)

Shares Issued for services			10,000	10	14,990		15,000

Fractional Shares - Reverse Stock Split			135

Net loss for the year						(2,348,748)	(2,348,748)

Balance at July 31, 2009	-	-	260,262	260	2,738,039	(6,648,948)	(3,910,649)

Shares issued for:
Service			14,550,000	14,550	6,974,717		6,989,267
Stock subscription payable			8,000,000	8,000	712,000		720,000

Net loss for the year						(7,283,972)	(7,283,972)

Balance at July, 31 2010	-	-	22,810,262	22,810	10,424,756	(13,932,920)	(3,485,354)

Shares issued for:
Services			104,051,375	104,051	5,264,863		5,368,914
Assets acquired			25,000,000	25,000	1,253,131		1,278,131
Stock subscription			316,667	317	36,683		37,000

Preferred Stock	2,500,000	2,500	-	-	1,609,565		1,612,065

Shares Cancelled			(24,000,000)	(24,000)	24,000		-

Net Loss For Year						(6,750,917)	(6,750,917)

Balance at July, 31 2011	2,500,000	2,500	128,178,304	128,178	18,612,998	(20,683,837)	(1,940,161)

Issued common shares:
Exchange of debt			19,100,000	19,100	76,400		95,500
Services			2,695,698	2,696	14,525		17,221

Net Loss, Year to Date						$(168,305)	(168,305)
Balance at January 31, 2012	2,500,000	$2,500	149,974,002	$149,974	$18,703,923	$(20,852,142)	$(1,995,745)

See notes accompanying to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months	May 30, 2006
	Ended	Ended	Inception through
	January 31, 2012	January 31, 2011	January 31, 2012

Cash flow from operating activitis:
Net loss from operations	$(168,305)	$(5,541,608)	$(20,836,485)
Discontinued operations	-	-	(15,657)
Net loss from continuing operations	(168,305)	(5,541,608)	(20,852,142)

Adustments to reconcile net loss to cash:
Stock issued for services	17,221	4,283,737	13,574,823
Impairment of goodwill	-	1,250,000	1,998,131
Conversion Fee	57,300		1,760,965
Amortization - debt discount	-		168,403
Depreciation	-	-	1,062
Deferred Financing Fees	-	-	-
Changes in assets & liabilities:
Prepaids	(17,000)	-	(17,000)
Accounts Payable	-		(3,984)
Accrued Expenses	6,578	7,871	341,888
Due Related Parties		-	-
Cash flow provided by (used in) operating activities	(104,206)	-	(3,027,854)

Cash flow from investing activities
Purchase of fixed assets	-		(2,259)
Net cash provided by (used in) investing activities	-	-	(2,259)

Cash flow from financing activities
Notes payable - borrowings	96,500	-	2,122,000
Notes payable - payments	-	-	(8,847)
Issuance of stock	-	-	918,692
Net cash provided by (used in) financing activities	96,500	-	3,031,845

Net cash used in continuing operations	(7,706)	-	1,732
Beginning cash	9,438	-	-
Ending cash	$1,732	$-	$1,732

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended January 31, 2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Wave Uranium Holding's ("Wave", the "Company") business had been to acquire mineral land positions. In October 2009 the Company was redomiciled as a Nevada corporation under the name FBC Holding Corp. On July 21, 2009, the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), with the plan that the Company would abandon its former business plan in the industry of mining and land acquisition and pursue the business plan of FBC Holdings, Inc.  FBC Holdings, Inc. - - California had no material activity up to the agreement date and no material assets or liabilities.  The acquisition agreement called for the Company to purchase FBC Holdings, Inc. - California, by acquiring all the outstanding shares of FBC Holdings, Inc. -– California, in exchange for 8 million shares of the Company’s common stock.  As of July 31, 2009 the Company had not completed the transaction by issuing the 8 million shares, so the Company recorded a stock subscription payable of $720,000 based on the market price of $.09 per share on the date the acquisition agreement was entered into, with a corresponding recording and immediate write-off of goodwill in the same amount.  The stock was subsequently issued in November 2009. The new entity was to focus in three areas:  (i) branding (product placement) in television production, movies, etc.; (ii) the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc; and (iii) internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.   The acquisition did not work out according to the Company’s plan and the Company returned all interest in FBC Holdings, Inc. – California, in exchange for the return for return of all the 8 million shares of the Company’s common stock.  On August 11, 2010, the Company signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement the Company purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.  Since the Super Rad’s inception it has emerged at the forefront of the collectible art world, by producing innovative and high-quality vinyl collectibles.  Since the acquisition of these assets from Super Rad, this has been the primary business of the Company.  Recently the Company entered into an agreement with Todd Whanish to purchase his web platform in order to get involved in  the online toy business, catering to artists and the toy industry in general.  While the Company will still be involved in the production of high-quality vinyl collectibles it plans on making the new acquisition of Mr. Whanish’s web platform its primary business focus.  This purchase also provides the Company with the ability to earn additional revenues in areas ancillary to the sale of actual toys, such as apparel and jewelry.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended January 31, 2012, the Company incurred a net loss of ($110,652).

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

(3) NOTES PAYABLE

At January 31, 2012 and 2011 the Company had two unsecured notes payable outstanding for $523,200 total, all currently due and bearing compound interest at 9% per annum.

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

The full principal amount of the Debentures is due upon default under the terms of Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company. If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company's right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company's common stock for the 20 trading days prior to the applicable monthly redemption date.  Beneficial conversion was calculated based on the “if converted” value and amortized over the life of the loan.

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

The balance due under all notes payable at January 31, 2012 and July 31, 2011 was $523,200 and $464,900, respectively, with all notes having been due as of July 31, 2010. Interest expense from notes payable for the six months ended January 31, 2012 and 2011 was $6,578 and $6,608, and accrued interest payable at January 31, 2012 and July 31, 2011 was $345,192 and $338,614, respectively.

(4) STOCKHOLDERS' EQUITY

As of January 31, 2012 and 2011, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 and 0 shares issued and outstanding, respectively.

As of January 31, 2012 and 2011, the Company had 400,000,000 authorized shares of common stock, $.001 par value, with 149,974,002 and 128,174,304 shares issued and outstanding, respectively.

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

ITEM 2                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q of FBC Holding, Inc. for the period ended January 31, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Results of Operations for the Three Months Ended January 31, 2012 and 2011

Introduction

For the three months ended January 31, 2012, we generated revenue of $19,000. This was slightly more than our revenue of $14,500 for the prior three-month period ended October 31, 2011, which was our first revenue since inception.  Our corresponding expenses from our revenue-generating activities are included in our selling, general and administrative expenses.  With these revenues and expenses for the three months January 31, 2012, we had a net loss of ($107,244).  For the three months January 31, 2011, we had no revenue and no cost of sales.  We had a net loss of ($432,304), for three months January 31, 2011.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from Operations:

	Three Months January 31, 2012	Three Months January 31, 2011
Revenues	$19,000	$-
Selling, General and Administrative Expenses	48,723	15,000
Conversion Fee	57,300	-
Non-Cash Compensation	17,221	414,000
Amortization of Deferred Finance Charges	-	1,250,000
Impairment of Goodwill	-	-
Operating Income (loss)	(104,244)	(429,000)
Interest Expense	(3,000)	(3,304)
Amortization of Debt Discount	-	-
Net Income (Loss)	$(107,244)	$(432,304)

Revenues

Our revenues for the three months January 31, 2012 were $19,000 compared to revenues of $0 for the three months January 31, 2011.  This was slightly more than our revenue of $14,500 for the prior three-month period ended October 31, 2011, which was our first revenue since inception.  We expect to have revenue in future quarters as well, but the amount will be dependent on a variety of factors.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the three months January 31, 2012 our selling and distribution expenses were $48,723, compared to $15,000 for the three months January 31, 2011.  Our selling, general and administrative expenses for the three months January 31, 2012 were higher than the same period one year ago due to the amounts expended related to the sale of our toys.  Our selling, general and administrative expenses primarily consisted of cost of goods sold of approximately $16,000, relating to costs associated with the products we sold during the quarter ended January 31, 2012, salaries of $0, legal expenses of $12,521, accounting expenses of $3,000 and consulting expenses of approximately $7,000.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Non-Cash Compensation

Our non-cash compensation for the three months January 31, 2012 was $17,221 compared to $414,000 for the three months January 31, 2011.  This significant decrease in our non-cash compensation was primarily due to the fact that in the three-month period ended January 31, 2011, we paid several consultants and services providers for their services with shares of our common stock.  This is a practice we are trying to get away from and instead we are trying to borrow the funds we need and pay for those services in cash rather than with shares of our common stock.

Interest Expense

For the three months January 31, 2012, our interest expense of ($3,000) was comparable to our interest expense for the same period one year ago of ($3,304).

Net Income (Loss)

Our net income (loss) for the three months ended January 31, 2012 was ($107,244) compared to ($432,304).  Our net loss was significantly less this year due to the fact that during the three months ended January 31, 2011 we had non-cash compensation of $414,000 related to stock issued to consultants for consulting fees.  Our non-cash compensation was only $17,221 for the three months ended January 31, 2012.  This significant decrease was due to a shift away from paying consultants and service providers with shares of our common stock. This decrease in non-cash compensation was offset by an approximately $33,000 increase in selling, general and administrative expenses, primarily due to our increase in cost of goods sold and a conversion fee of $57,300 related to conversions of outstanding debt into our common stock.  We did not have a conversion fee in the three months ended January 31, 2011.

Results of Operations for the Six Months Ended January 31, 2012 and 2011

Introduction

For the six months ended January 31, 2012, we generated revenue of $33,500. This was our first revenue since inception.  Our corresponding expenses from our revenue-generating activities are included in our selling, general and administrative expenses.  With these revenues and expenses for the six months January 31, 2012, we had a net loss of ($168,305).  For the six months January 31, 2011, we had no revenue and no cost of sales.  We had a net loss of ($5,541,468), for six months January 31, 2011.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from Operations:

	Six Months January 31, 2012	Six Months January 31, 2011
Revenues	$33,500	$-
Selling, General and Administrative Expenses	120,706	15,000
Conversion Fee	57,300	1,356,000
Non-Cash Compensation	17,221	2,914,000
Amorization of Deferred Finance Charges	-	-
Impairment of Goodwill	-	1,250,000
Operating Income (loss)	(161,727)	(5,535,000)
Interest Expense	(6,578)	(6,608)
Amortization of Debt Discount	-	-
Net Income (Loss)	$(168,305)	$(5,541,468)

Revenues

Our revenues for the six months January 31, 2012 were $33,500 compared to revenues of $0 for the six months January 31, 2011.  This was our first revenue since inception.  We expect to have revenue in future quarters as well, but the amount will be dependent on a variety of factors.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the six months January 31, 2012 our selling and distribution expenses were $120,706, compared to $15,000 for the six months January 31, 2011.  Our selling, general and administrative expenses for the six months January 31, 2012 were higher than the same period one year ago due to the amounts expended related to the sale of our toys.  Our selling, general and administrative expenses primarily consisted of cost of goods sold of $25,000, relating to costs associated with the products we sold during the six months ended January 31, 2012, salaries of $0, legal expenses of $15,400, accounting expenses of $4,000 and consulting expenses of $15,000.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Non-Cash Compensation

Our non-cash compensation for the six months January 31, 2012 was $17,221 compared to $2,914,000 for the six months January 31, 2011.  This significant decrease in our non-cash compensation was primarily due to the fact that in the six-month period ended January 31, 2011, we paid several consultants and services providers for their services with shares of our common stock.  This is a practice we are trying to get away from and instead we are trying to borrow the funds we need and pay for those services in cash rather than with shares of our common stock.

Interest Expense

For the six months ended January 31, 2012, our interest expense of ($6,578) was comparable to our interest expense for the same period one year ago of ($6,608).

Net Income (Loss)

Our net income (loss) for the six months ended January 31, 2012 was ($168,305) compared to ($5,541,468).  Our net loss was significantly less this year due to the fact that during the six months ended January 31, 2011 we had non-cash compensation of $2,914,,000 related to stock issued to consultants for consulting fees.  Our non-cash compensation was only $17,221 for the six months ended January 31, 2012.  This significant decrease was due to a shift away from paying consultants and service providers with shares of our common stock.  During the six months ended January 31, 2011, we had a conversion fee of $1,356,000 related to conversions of outstanding debt into our common stock, compared to $57,300 for the six months ended January 31, 2012.  In addition, we had impairment of goodwill of $1,250,000 for the six months ended January 31, 2011, compared to $0 for the same period in 2012.  These significant decreases also led to our lower net income (loss) in the six-month period ended January 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and borrowing from various sources. At January 31, 2012, our cash totaled $1,732, we had a deferred finance expense of $125,500 related to an asset purchase and we had negative working capital of $20,000.

At January 31, 2012, we had current liabilities of $2,122,977, primarily consisting of equity obligations of $1,249,500 related to the equity component of our debt instruments, current portions of notes payable of $523,200, primarily related to debt obligations we had at January 31, 2012 and accrued interest of $342,192, related to our outstanding debt instruments.

Our existing sources of liquidity, along with cash expected to be generated from sales, will likely not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. If that is the case we may need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of raw material and manufacturing, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

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

Cash Flows

The following table sets forth our cash flows for the six months ended January 31:

	2012	2011
Provided by (used in):
Operating activities	$(104,206)	$-
Investing activities	-	-
Financing activities	96,500	-
Net Cash Used in Continuing Operations	$(7,706)	$-

Cash Flows for the Three Months Ended January 31, 2012 and 2010

Operating Activities

Net cash provided by (used in) operating activities was ($104,206) for the six months January 31, 2012, compared to $0 for the six months January 31, 2011.  Our cash from operating activities for the three months January 31, 2012 was primarily $17,221 in stock issued for services, $57,300 as a conversion fee, $6,578 in accrued expenses and ($17,000) in prepaids.

Investing Activities

Net cash provided by (used in) investing activities was $0 for the six months January 31, 2012, compared to $0 for the six months January 31, 2011.

Financing Activities

Net cash provided by financing activities was $96,500 for the six months January 31, 2012, compared to $0 for the six months January 31, 2011.  The cash provided by financing activities for the six months January 31, 2012, consisted of $96,500 in note payables - borrowings.

ITEM 3                      Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4                      Controls and Procedures

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of January 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended January 31, 2012.

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2011, we issued a total of 19,100,000 shares to Capitoline Ventures II, LLC, in exchange for consulting services.  The value placed on these shares was $0.01 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC, is a sophisticated investor and familiar with our operations.

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

ITEM 4                      Mine Safety Disclosure

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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

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

FBC Holding, Inc.

Dated: April 11, 2012		/s/ Christopher LeClerc
	By:	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer
and Sole Director