Form 10-Q
period 2012-04-30
FBC Holding, Inc.
filed 2012-07-11
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 6, 2012, there were 257,419,391 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

FBC Holding, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2012	July 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$5,616	$9,438
Deferred Financing Expense	125,500	108,500

Total Current Assets	131,116	117,938

Total Assets	$131,116	$117,938

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	5,085	5,085
Accrued Interest	360,192	338,614
Equity Obligations - current	1,249,500	1,249,500
Current Portion of Notes Payable	509,149	464,900
Total Current Liabilities	2,123,926	2,058,099

Total Liabilities	2,123,926	2,058,099

Stockholders Deficit
Preferred Stock .001 Par Value, Series A 5,000,000 shares authorized, 2,500,000, issued and outstanding	2,500	2,500
Common Stock .001 Par Value; 400,000,000 shares authorized; 244,974,135and 128178,385issued and outstanding, respectively	244,974	128,178
Additional paid in capital	18,695,264	18,612,998
Deficit accumulated during the development stage	(20,935,548)	(20,683,837)
Total Stockholders' Deficit	(1,992,810)	(1,940,161)

Total Liabilities and Stockholders' Equity	$131,116	$117,938

See notes accompanying to the consolidated financial statements

FBC HOLDING, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012

Revenue	$-	$-	$33,500	$-	$33,500

Expenses
General Selling and Administrative	41,274	70,340	161,980	85,340	1,894,263
Depreciation	-	-			1,889
Warrant Expense	-	-			861,694
Conversion Fee	27,132	275,500	84,432	1,631,500	1,743,064
Land Claim Fees	-	-			597,957
Non Cash Compensation	-	823,414	17,221	3,737,414	11,563,958
Amortization of Deferred Finance Charges	-	-			141,867
Impairment of Goodwill	-	-		1,250,000	2,236,667
	68,406	1,169,254	263,633	6,704,254	19,041,353

Gain(Loss) on Operations	(68,406)	(1,169,254)	(230,133)	(6,704,254)	(19,007,853)

Other Income (expense):
Amortization of Debt Discount	-				(1,648,198)
Interest Expense	(15,000)	-	(21,578)	(6,608)	(363,496)
	(15,000)	-	(21,578)	(6,608)	(2,011,694)

Net Income (Loss) before provision for income tax	(83,406)	(1,169,254)	(251,711)	(6,710,862)	(21,019,547)

Provision for income tax	-	-			-

Net Income(Loss) from Continuing Operations	(83,406)	(1,169,254)	(251,711)	(6,710,862)	(21019547)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553) - net of tax	-	-			15,593

Net Income (Loss)	$(83,406)	$(1,169,254)	$(251,711)	$(6,710,862)	$(20,935,548)

Net Income(Loss) per share
Basic and Fully Diluted, From:
Continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.13)
Discontinued operations	-	-	-	-
Combined	$(0.00)	$(0.02)	$(0.00)	$(0.13)

Weighted Average Number of Common Shares	100,910,281	53,371,128	100,910,281	53,371,125

See notes accompanying to the consolidated financial statements

FBC Holding, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months	May 30, 2006
	Ended	Ended	Inception through
	April 30, 2012	April 30, 2011	April 30, 2012

Cash flow from operating activities:
Net loss from operations	$(251,711)	$(6,710,862)	$(20,919,891)
Discontinued operations	-	-	(15,657)
Net loss from continuing operations	(251,711)	(6,710,862)	(20,935,548)

Adustments to reconcile net loss to cash:
Stock issued for services	17,221	3,737,414	13,574,823
Impairment of goodwill	-	1,250,000	1,998,131
Conversion Fee	84,432	1,723,100	1,788,097
Amortization - debt discount	-	-	168,403
Depreciation	-	-	1,062
Deferred Financing Fees	-	-	-
Changes in assets & liabilities:
Prepaids	(17,000)	-	(17,000)
Accounts Payable	-		(3,984)
Accrued Expenses	21,578	6,608	356,888
Due Related Parties	-	-	-
Cash flow provided by (used in) operating activities	(145,480)	6,260	(3,069,128)

Cash flow from investing activities
Purchase of fixed assets	-		(2,259)
Net cash provided by (used in) investing activities	-	-	(2,259)

Cash flow from financing activities
Notes payable - borrowings	141,658	-	2,167,158
Notes payable - payments	-	-	(8,847)
Issuance of stock	-	-	918,692
Net cash provided by (used in) financing activities	141,658	-	3,077,003

Net cash used in continuing operations	(3,822)	6,260	5,616
Beginning cash	9,438	-	-
Ending cash	$5,616	$6,260	$5,616

Supplemental Disclosures
Cash Paid For:
Interest	$21,578	$-
Income Taxes	$-	$-

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended April 30, 2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Historically, FBC Holdings, Inc., a Nevada corporation (the "Company"), was incorporated as Wave Uranium Holding and its business was to acquire mineral land positions.  In October 2009 the Company was re-domiciled as a Nevada corporation under the name FBC Holding Corp.  On July 21, 2009, the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), at which time the Company abandoned its former business plan in the industry of mining and land acquisition. FBC Holdings, Inc. - - California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement called for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company. The stock was issued in November 2009. The new entity was to focus in three areas:  (i) branding (product placement) in television production, movies, etc.; (ii) the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc.; and (iii) internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.   The acquisition did not work out according to the Company’s plan and the Company returned all interest in FBC Holdings, Inc. – California, in exchange for the return for return of all the 8 million shares of the Company’s common stock.  On August 11, 2010, the Company signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement the Company purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.  Since the Super Rad’s inception it has emerged at the forefront of the collectible art world, by producing innovative and high-quality vinyl collectibles.  Since the acquisition of these assets from Super Rad, this has been the primary business of the Company.  Recently the Company entered into an agreement with Todd Whanish to purchase his web platform in order to get involved in the online toy business, catering to artists and the toy industry in general.  While the Company will still be involved in the production of high-quality vinyl collectibles it plans on making the new acquisition of Mr. Whanish’s web platform its primary business focus.  This purchase also provides the Company with the ability to earn additional revenues in areas ancillary to the sale of actual toys, such as apparel and jewelry.  Additionally the Company has decided to move toward a web based approach, using the URL: www.urtoice.com.  In furtherance of this new business focus, the Company has been coding and signing artists as it prepares for the launch.  Additionally, the Company has signed a license agreement with Sport Technology, Inc., a California corporation, under which the Company acquired the exclusive licensing rights to develop, market and sell certain products owned by Sport Technology, including, but not limited to, Flowboard, Flow Saucer, and Snowskate.  The Company also entered into a consulting agreement with Sport Technology Inc. and Michael Kern, under which Sport Technology and Michael Kern will provide consulting services related to the development, marketing and sale of the licensed products.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

AFC Topic 820, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2012 and 2011.

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

At April 30, 2012 and 2011 the Company had net operating loss carryforwards of approximately $20,000,000 and $14,000,000 which begin to expire in 2026. The Deferred tax asset of approximately $3,100,000 and $2,090,000 in 2011 and 2010 has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011and 2010 was $1,010,000 and $1,090,000.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended April 30, 2012, the Company incurred a net loss of $84,406.

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

(3) NOTES PAYABLE

At April 30, 2012 and 2010 the Company had two unsecured notes payable outstanding for $509,149 total, all currently due and bearing compound interest at 9% per annum.

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

The balance due under all notes payable at April 30, 2012 and 2011 was $509,149 and $464,900, respectively with all notes currently due as of April 30, 2012. Interest expense from notes payable for three months ended April 30, 2012 and 2011 was $15,000 and $3,304, and accrued interest payable at April 30, 2012 and 2011 was $360,192 and $338,614, respectively.

(4) STOCKHOLDERS' EQUITY

As of April 30, 2012 and 2011, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 and 0 shares issued and outstanding, respectively.

As of April 30, 2012 and 2011, the Company had 5,000,000,000 and 150,000,000 authorized shares of common stock, $.001 par value, respectively, with 233,319,391 and 146,011,638 shares issued and outstanding, respectively.

As of June 13, 2012, the Company has authorized shares of 5,000,000,000.

(5) STOCK OPTIONS AND WARRANTS

At April 30, 2012, and 2011 the Company had stock options and warrants outstanding as described below.

(6) NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

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

ITEM 2                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q of FBC Holding, Inc. for the period ended April 30, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

DEVELOPMENT STAGE COMPANY

We are in the development stage and have realized some revenues from our planned operations. Our business plan is to continue to develop our existing toys, as well as developing urtoice.com and licensing the flow board.  We plan to launch urtoice to cater to all artists and all their products from toys to apparel and receive a fee from sales.

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

Results of Operations for the Three Months Ended April 30, 2012 and 2011

Introduction

For the three months ended April 30, 2012, we did not generate any revenue. This was less than our revenue of $19,000 for the prior three-month period ended January 31, 2012.  As a result our selling, general and administrative expenses do not contain any costs of sales.  With our lack of revenues and our expenses for the three months April 30, 2012, we had a net loss of ($83,406).  For the three months April 30, 2011, we had no revenue and no cost of sales.  We had a net loss of ($1,149,058), for three months April 30, 2011.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from Operations:

	Three Months April 30, 2012	Three Months April 30, 2011
Revenues	$-	$-
Selling, General and Administrative Expenses	41,274	15,000
Conversion Fee	27,132	-
Non-Cash Compensation	-	414,000
Operating Income (loss)	(68,406)	(429,000)
Interest Expense	(15,000)	(3,304)
Amortization of Debt Discount	-	-
Net Income (Loss)	$(83,406)	$(432,304)

Revenues

Our revenues for the three months April 30, 2012 were $0 compared to revenues of $0 for the three months April 30, 2011.  This was less than our revenue of $19,000 for the prior three-month period ended January 30, 2012.  We did not have any revenues for the three months ended April 30, 2012 as a result of shifting our business focus and concentrating on preparing for the launch of our new website (www.urtoice.com), which will provide a portal for artists to sell their toys and apparel and where we hope to collect fees on such sales.  We expect to have revenue in future quarters, but the amount will be dependent on a variety of factors and there is no guarantee we will be successful.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the three months April 30, 2012 our selling and distribution expenses were $41,274, compared to $15,000 for the three months April 30, 2011.  Our selling, general and administrative expenses for the three months April 30, 2012 were greater than the same period one year ago due to our increase in operations.  Our selling, general and administrative expenses primarily consisted of salaries of $2,000 legal expenses of $3,750 accounting expenses of $2,500 and consulting expenses of approximately $15,000.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Non-Cash Compensation

Our non-cash compensation for the three months April 30, 2012 was $0 compared to $414,000 for the three months April 30, 2011.  This significant decrease in our non-cash compensation was primarily due to the fact that in the three-month period ended April 30, 2011, we paid several consultants and services providers for their services with shares of our common stock.  This is a practice we are trying to get away from and instead we are trying to borrow the funds we need and pay for those services in cash rather than with shares of our common stock until we have revenues from our operations sufficient to pay for such services, which may not ever occur.

Interest Expense

For the three months April 30, 2012, our interest expense of ($15,000) was significantly higher than our interest expense for the same period one year ago of ($3,304).  Our interest expense for both periods relates to our notes payable.

Net Income (Loss)

Our net income (loss) for the three months ended April 30, 2012 was ($83,406) compared to ($432,304).  Our net loss was significantly less this year due to the fact that during the three months ended April 30, 2011 we had non-cash compensation of $414,000 related to stock issued to consultants for consulting fees, compared to $0 for the three months ended April 30, 2011.  As noted above, we do not plan to resume paying consultants through the issuance of our securities in the near future, but instead to raise money through the sale of our securities in order to pay consultants and other necessary personnel.

Results of Operations for the Nine Months Ended April 30, 2012 and 2011

Introduction

For the nine months ended April 30, 2012, we generated revenue of $33,500. This was our first revenue since inception.  Our corresponding expenses from our revenue-generating activities are included in our selling, general and administrative expenses.  With these revenues and expenses for the nine months April 30, 2012, we had a net loss of ($168,305).  For the nine months April 30, 2011, we had no revenue and no cost of sales.  We had a net loss of ($5,541,608), for nine months April 30, 2011.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from Operations:

	Nine Months April 30, 2012	Nine Months April 30, 2011
Revenues	$33,500	$-
Selling, General and Administrative Expenses	161,980	85,340
Conversion Fee	84,432	1,631,500
Non-Cash Compensation	17,221	3,737,414
Amorization of Deferred Finance Charges	-	-
Impairment of Goodwill	-	1,250,000
Operating Income (loss)	(230,133)	(6,704,254)
Interest Expense	(21,578)	(6,608)
Amortization of Debt Discount	-	-
Net Income (Loss)	$(251,711)	$(6,710,862)

Revenues

Our revenues for the nine months April 30, 2012 were $33,500 compared to revenues of $0 for the nine months April 30, 2011.  This was our first revenue since inception.  We expect to have revenue in future quarters as well, but the amount will be dependent on a variety of factors and in some periods we may not have revenue at all.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the nine months April 30, 2012 our selling and distribution expenses were $161,980, compared to $85,340 for the nine months April 30, 2011.  Our selling, general and administrative expenses for the nine months April 30, 2012 were higher than the same period one year ago due to the amounts expended related to the sale of our toys.  Our selling, general and administrative expenses primarily consisted of cost of goods sold of $25,000, relating to costs associated with the products we sold during the nine months ended April 30, 2012, salaries of $0, legal expenses of $19,500 accounting expenses of $5,500 and consulting expenses of $96,000.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Non-Cash Compensation

Our non-cash compensation for the nine months April 30, 2012 was $17,221 compared to $3,737,414 for the nine months April 30, 2011.  This significant decrease in our non-cash compensation was primarily due to the fact that in the nine-month period ended April 30, 2011, we paid several consultants and services providers for their services with shares of our common stock.  This is a practice we are trying to get away from and instead we are trying to borrow the funds we need and pay for those services in cash rather than with shares of our common stock.

Interest Expense

For the nine months ended April 30, 2012, our interest expense of ($21,578) was comparable to our interest expense for the same period one year ago of ($6,608).

Net Income (Loss)

Our net income (loss) for the nine months ended April 30, 2012 was ($251,711) compared to ($6,710,862).  Our net loss was significantly less this year due to the fact that during the nine months ended April 30, 2011 we had non-cash compensation of $3,737,414 related to stock issued to consultants for consulting fees.  Our non-cash compensation was only $17,221 for the nine months ended April 30, 2012.  This significant decrease was due to a shift away from paying consultants and service providers with shares of our common stock.  During the nine months ended April 30, 2011, we had a conversion fee of $1,631,500 related to conversions of outstanding debt into our common stock, compared to $84,432 for the nine months ended April 30, 2012.  In addition, we had impairment of goodwill of $1,250,000 for the nine months ended April 30, 2011, compared to $0 for the same period in 2012.  These significant decreases also led to our lower net income (loss) in the nine-month period ended April 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and borrowing from various sources. At April 30, 2012, our cash totaled $5,616, we had a deferred finance expense of $125,500 related to an asset purchase and we had negative working capital of $1,992,810.

At April 30, 2012, we had current liabilities of $2,123,926, primarily consisting of equity obligations of $1,249,500 related to the equity component of our debt instruments, current portions of notes payable of $509,149, primarily related to debt obligations we had at April 30, 2012 and accrued interest of $360,192, related to our outstanding debt instruments.

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

Cash Flows

The following table sets forth our cash flows for the nine months ended April 30:

	2012	2011
Provided by (used in):
Operating activities	$(145,480)	$6,260
Investing activities	-	-
Financing activities	141,658	-
Net Cash Used in Continuing Operations	$(3,822)	$6,260

Cash Flows for the Nine Months Ended April 30, 2012 and 2011

Operating Activities

Net cash provided by (used in) operating activities was ($145,480) for the nine months April 30, 2012, compared to $6,260 for the nine months April 30, 2011.  Our cash from operating activities for the three months April 30, 2012 was primarily $17,221 in stock issued for services, $84,432 as a conversion fee, $21,578 in accrued expenses and ($17,000) in prepaids.

Investing Activities

Net cash provided by (used in) investing activities was $0 for the nine months April 30, 2012, compared to $0 for the nine months April 30, 2011.

Financing Activities

Net cash provided by financing activities was $141,658 for the nine months April 30, 2012, compared to $0 for the nine months April 30, 2011.  The cash provided by financing activities for the nine months April 30, 2012, consisted of $141,658 in note payables - borrowings.

ITEM 3                      Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4                      Controls and Procedures

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of April 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we were delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls led to a delay in the filing of this Quarterly Report.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

There are no changes to report during our fiscal quarter ended April 30, 2012.

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2012, we issued 7,485,000 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $26,198.  The value placed on these shares was $0.0035 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On February 14, 2012, we issued 7,352,941 shares of our common stock to Condor Financial Management SA in exchange for reduction of debt of $36,765.  The value placed on these shares was $0.005 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Condor Financial Management SA is a sophisticated investor and familiar with our operations.

On April 17, 2012, we issued 10,100,000 shares of our common stock to Condor Financial Management SA in exchange for reduction of debt of $13,130.  The value placed on these shares was $0.0013 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Condor Financial Management SA is a sophisticated investor and familiar with our operations.

On February 13, 2012, we issued 10,600,000 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $37,100.  The value placed on these shares was $0.0035 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On April 26, 2012, we issued 8,333,333 shares to Crystal Falls Investments, LLC in exchange for reduction of debt sold of $33,333.  The value placed on these shares was $0.004 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Crystal Falls Investments, LLC is a sophisticated investor and familiar with our operations.

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

ITEM 5                      Other Information

On April 6, 2012, we entered into a license agreement with Sport Technology, Inc., a California corporation, under which we acquired the exclusive licensing rights to develop, market and sell certain products owned by Sport Technology, including, but not limited to, Flowboard, Flow Saucer, and Snowskate.  The agreement grants us the exclusive, worldwide rights for five years.

We also entered into a consulting agreement with Sport Technology Inc. and Michael Kern, under which Sport Technology and Michael Kern will provide consulting services related to the development, marketing and sale of the licensed products.

ITEM 6                      Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Reorganization between Wave Uranium and the Registrant.(2)
2.2	Agreement of Sale between the Registrant and Alexandre Routkovski (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation changing name to Wave Uranium Holding (2)
3.4	Certificate of Amendment to Articles of Incorporation increasing authorized stock (4)
10.1	Software Development and Consulting Agreement (1)
10.2	Employment Agreement with Dr. Johnson (2)
10.3	Employment Agreement with Mr. LeClerc(2)
10.4	Wilson Creek Agreement (3)
10.5	Form of Debenture related to March 2008 financing (5)
10.6	Form of Warrant related to March 2008 financing (5)
10.7	Securities Purchase Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.8	Registration Right Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.9	Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.10	Pledge and Security Agreement, dated March 20, 2008 by and between Wave Uranium Holding and the Purchasers signatory thereto (5)
10.11	Subsidiary Guarantee, dated March 20, 2008 of Wave Uranium (5)
10.12	Form of Lock-Up Agreement (5)
10.13	Asset Purchase Agreement with Super Rad Corporation dated August 11, 2010 (6)
10.14	Securities Exchange Agreement dated March 31, 2011 (7)
10.15	Second Addendum to Amended Stock Transfer Agreement by and among FBC Holdings, Inc. and Super Rad Corporation dated July 6, 2011 (8)
10.16	Licensing Agreement with Sport Technology, Inc. dated April 6, 2012
10.17	Consulting Agreement with Sport Technology, Inc. and Michael Kern dated April 6, 2012
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

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(1)	Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Report.
(2)	Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Report.
(3)	Filed with the Current Report on Form 8-K dated October 9, 2007 and incorporated by reference to this Report.
(4)	Filed with our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, filed November 13, 2007, and incorporated by reference to this Report.
(5)	Filed with Current Report on Form 8-K dated March 20, 2008 and incorporated by reference to this Report.
(6)	Filed with Current Report on Form 8-K/A dated August 11, 2010 and incorporated by reference to this Report.
(7)	Filed with Current Report on Form 8-K dated March 31, 2011 and incorporated by reference to the Report.
(8)	Filed with Current Report on Form 8-K dated July 12, 2011 and incorporated by reference to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FBC Holding, Inc.

Dated: July 10, 2012		/s/ Christopher LeClerc
	By:	Christopher LeClerc
President, Chief Executive Officer, Chief Financial Officer
and Sole Director