Form 10-K
period 2012-07-31
FBC Holding, Inc.
filed 2012-11-21
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-52854

FBC HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1026782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16213 S. Western Ave
Gardena, CA 90247	03820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (562) 200-8478

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐      No ☐

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of November 13, 2012, there were 2,216,225,490 shares of common stock, par value $0.001, issued and outstanding. Approximately 1.7 billion shares were issued as collateral.

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

ITEM 1 – BUSINESS

Corporate History

FBC Holding, Inc. (“We,” “FBC” or “Company”) was incorporated in Nevada on May 31, 2006, under the name Wave Uranium, Inc.  On September 24, 2009, we merged with FBC Holding, Inc., a Nevada corporation and changed our name to FBC Holding, Inc.  On October 26, 2010, a majority of our shareholders and our board of directors authorized a name change to Super Rad Industries, Inc. However, the Super Rad transaction was rescinded prior to filing the name change with the State of Nevada so we have remained FBC Holding, Inc.

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

From August 1, 2009 to May 1 2010 we focused on product branding, social networking and branding of our assets, namely Beverly Hills Choppers.  However, due to a variety of differences with the operators of our subsidiaries, on May 1, 2010, we returned our ownership of Beverly Hills Choppers, FBC Group and the JFSC.tv aka the Johnny Fratto Social Club back to the parties that sold them to us, in exchange for the shares of our common stock that had been issued to the owners of the three companies.  These shares were cancelled on May 15, 2011.

Super Rad Transaction

 On August 11, 2009, we signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement we purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.  Since the Super Rad’s inception it has emerged at the forefront of the collectible art world, by producing innovative and high-quality vinyl collectibles that have gained an excellent reputation with collectors on a global basis.

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

Sports Technology Transaction (the FBC Flowboard)

 In early 2012, the Company entered into an agreement with Todd Whanish to purchase his web platform in order to get involved in the online toy business, catering to artists and the toy industry in general.  The Company had planned to remain involved in the production of high-quality vinyl collectibles it plans on making the new acquisition of Mr. Whanish’s web platform its primary business focus.  This purchase also provides the Company with the ability to earn additional revenues in areas ancillary to the sale of actual toys, such as apparel and jewelry.  Additionally the Company has decided to move toward a web based approach, using the URL: www.urtoice.com.  In furtherance of this new business focus, the Company has been coding and signing artists as it prepares for the launch.

In April of 2012, the Company came to an agreement with Sport Technology, Inc., a California corporation, to acquire the exclusive licensing rights to develop, market and sell certain products owned by Sport Technology, including, but not limited to, Flowboard, Flow Saucer, and Snowskate.  This agreement was formalized and executed on November 21_2012, at this time the Company also entered into a consulting agreement with Sport Technology Inc. and Michael Kern, under which Sport Technology and Michael Kern will provide consulting services related to the development, marketing and sale of the licensed products.

Our Primary Products

Our flagship product is the FBC Flowboard. Unlike the standard skateboard, which allows only for 45-degree turns on its four wheels, the Flowboard features the pair's patented Deep Carve System. The seven wheels curved at each end of the board allow riders to carve through 45-degree turns with fluidity.

     The FBC Flowboard is made of 7-ply Canadian rock maple deck with wide, Patented Deep Carve System (DCS) features 14-wheel, arched setup that allows you to carve 45-degree angles with fluid, edge-to-edge motion, preventing wheel bite and bushing resistance.
o    DIMENSIONS: 36"L x 9.25"W
o    WHEELS:14 wheels (59mm x 24mm 82A Premium U.S. wheels) 28 Abec 1- bearings, with 80AB grip tape.
PRICE: $89.99

The FBC Flowboard allows boarders and suffers to 7sSnowboard and surf the streets all year, without waves or snow. We will manufacture two versions of the board initially, a 32 inch model and a 36 inch model. Next year we plan to reintroduce a 42 inch professional model.

Positioning, Marketing, Sales and Distribution.

The original Flowboard was launched in 200[5] and was very well-received. Mr. Kern, now our Vice President of Marketing and Distribution, purchased Flowlabs, Inc. which owned the IP and rights associated with the Flowboard for $400,000. Mr. Kern and his partner spend several years making improvements to the product and launched it in 2008]. During the first 12 months over 8,000 Flowboards were sold and $500,000 of revenue generated. The next year revenues exceeded $2 million. Flowboard, Inc., which had changed its name to Sports technology experienced difficulty supporting the cash requirements of such rapid growth and wisely decided to scale down production and sales and seek additional capital. The Flowboard was sold through large and small distribution outlets such as Sports Authority, Best Buy and Amazon as well as many small extreme sports specialty shops

In addition to the general extreme sports market, the FBC Flowboard will be repositioned as a training device. Since the Flowboard provides the rider with a feel very similar to surfing or snowboarding and possesses similar handling and riding dynamics it can allow the snowboard or surf enthusiast to experience and stay geared-up for their sport even in the absence of snow or surf. Few snowboarders reside near snowy mountains year round and few surfers live in proximity to suitable coastal areas that can be used during all seasons, but nearly all live within a short distance of a hill.

Since FBC is a holding company the Flowboard will be branded under The Bomb Factory division. The Company intends to immediately make the Flowboard available to its former customers. In addition to previous customers, the Company intends to solicit new customers as the rollout commences this will be greatly augmented by our director and Chief Operating Officer Mr. Kevin Wright., Mr. Wright has been affiliated with the extreme sports industry almost since its inception and sells a line of his own skateboards and apparel through his company AiroUSA, Inc. a Colorado Corporation. Mr. Wright’s affiliation with the action sports industry was initially spurred by his son, Kory’s interest in skateboarding. Kory’s interest waxed and he is presently a ranked professional skateboarder and winner of numerous events. Mr. Wright is the developer and manufacturer of the DuoRail. The DuoRail is a unique rail system for skateboarders that has the ability to instantly switch from a round to a flat top rail. The DuoRail will be another of FBC Holding. The Company also intends to offer its products through the bomb factory e commerce site which it intends to begin developing shortly.

The company, through The Bomb factory division intends to license additional products. These will be third party products sold through licensing agreements with manufacturers and distributors. All of these products will be targeted to the extreme sports enthusiast customer and may consists of products such as skateboards and rails or ancillary items such as apparel, novelties or personalized items.

Additional Products which may be launched

We have licensed the Snowskate1 skateboard that can convert from a regular skateboard to a Snowskate by simply changing the wheels out for its patent pending skis that fit on the existing truck sets.

Snowskate	Snowchuck	Bomb Factory

The Snowchuck is a patented snowball maker and launcher. It allows you to make a snowball and throw it all with one hand and without your hand getting cold. Sell through has been outstanding in specialty stores.

Competition

The Company is a distributor and marketer of exclusively licensed and patented sporting goods in specialty and mass channels, supported by lifestyle marketing, sustained by innovation and launched by the Flowboard.

The Flowboard’s primary advantage over its competition is that it will be introduced as the hottest new product of this season and moving forward to cable channels among American teenage and adult men.  Additionally, ‘Flowboarding’ has become a verb among Flowboard enthusiasts and may catch on with the general public.

In the extreme sports field, the Flowboard faces four competitive products: (1) Freebord™ (‘snowboard the streets’), (2) CarveBoard™ (‘surfin’ the streets’), T-Board™ (‘mimic snowboard- like carving effect’), and (4) Ripsick/Waveboard™  (‘Surfing on asphalt’).

Flowboard has advantages over these products due to (1) safety, (2) price, and (3) simplicity.

The FreeBord™, CarveBoard™ and T-Board™ are dangerously fast for those who are not expert snowboarders or skateboarders, especially when going downhill.  In contrast, the Flowboard provides a safe, enjoyable and stable ride for all skill levels due to the unique geometry of the Deep Carve™ System that enables control over speed and turning radius.  This difference is critically important for consumers and, therefore, mass retail buyers.  The Ripstick/waveboard has been very successful and has opened up new doors for the Flowboard as the competition product was a large trend that is dieing off now and retailers as well as the Public are looking for the next big thing. The Company’s products will fill this void with multiple opportunities due to a mix of products.

The retail pricing of the competitive products ranges between $89 and $200, while the company’s product will be sold at suggested retail pricing between $59 and $99.

The other important advantage is the simplicity of Flowboard’s Deep Carve™ System.  The arced, multi-wheel trucks have no moving parts and, therefore, require no maintenance.

There are a few Chinese manufacturers of 14-wheeled skateboards similar to the Flowboard. These include Pyongyang Hendy Sports Equipment manufacturing, Ltd., and Tongan Audi industry and Trading Company, Ltd. However, these manufacturers do not have extensive distribution channels.

Additionally, the FBC Flowboard has the advantage of being first to market and in industry parlance all similar products are referred to as Flowboards although they are not FBC Flowboards. Thus, giving the Company the advantage of being the “original” or “real” Flowboard.

Sources and Availability of Raw Materials

All of our products are manufactured by third parties as discussed above and numerous manufacturers are available. In addition, the raw materials are not unique and none of the primary raw materials are scarce. Thus, we do not anticipate the third party manufacturers will have any problems obtaining these raw materials.

 Patents, Trademarks and Licenses

We do not have any patents or trademarks on our products.  However, we do have exclusive, worldwide marketing.rights and licenses, presently for a term of [xx] years with an extension of [xx] years.

Need for Government Approval

As noted above, we do not manufacture our own products; we sell products manufactured by third party companies.  As sellers of manufactured toys we do not need government approval to operate its business.

Effect of Government Regulation on Business

As noted above, we do not manufacture our own products, we sell products manufactured by third party companies.  However, we are subject to toy safety regulations as well as import and export restrictions.  The Company plans to secure product liability insurance prior to any sales.

Research and Development

In the past we have not engaged in research and development and have not expended any funds in this area.  However, moving forward we plan on spending additional money on new licenses, tooling and sculpting in order to develop a diverse line of toys.

Effects of Compliance with Environmental Laws

The industry is subject to environmental laws and regulations concerning the products and materials in production as a result our manufacturers must ensure the materials they are using are environmentally-friendly and in compliance with all federal and state environmental laws.

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

Employees

As of November 21 2012 the Company had two employees and two consultants

We are not aware of any problems in its relationships with its employees.  The Company’s employees are not represented by a collective bargaining organization and the Company has never experienced any work stoppage.

Industry Overview

The Market2
Extreme sports have experienced substantial growth in the last decade.  According to a survey of 14,772 Americans conducted by American Sports Data, snowboarding, skateboarding and wakeboarding – three well-known extreme sports – have been the fastest growing sports in the US since 2001.  There are now 7.8 million snowboarders, 28 million skateboarders, 19 million in-line skaters, 3.4 million wake boarders, and 14 million surfers and body boarders in the US.

These participants, encouraged by television broadcasts of extreme sports, video games, and contests continue to drive the extreme sports equipment sales upwards.  The market, targeted at 12-30 year olds, is estimated to be over $2 billion according to TransWorld Skateboarding Magazine on hard goods only.  With market acceptance expanding beyond extreme sports aficionados to the general public, the market is looking for products that provide a safe adrenaline rush and can be performed by individuals of all skill levels.

Product Line
In the extreme sports category, The Company will markets visually dynamic products whose sales are initially driven by the acceptance of Generation Y males who enjoy the adrenaline rush produced by the thrill and excitement of being "on the edge."

The Flowboard has an eye-catching design and can be used to perform the same tricks as a standard skateboard with the exhilarating carving action of surfing, snowboarding and wakeboarding…on city streets.

2 Sporting Goods Mfg. Assoc., Nat’l Sporting Goods Assoc., and TransWorld Skateboarding

Flowboarding is an exciting sport itself, yet is an ideal complement as a cross-trainer to the four major board sports: snowboarding, wakeboarding, surfing and skateboarding.  The cutting-edge design of the patented Deep Carve™ System enables the Flowboard to realistically replicate the feel and experience of these popular extreme sports.

Media representatives have written the following objective opinions about the Flowboard:

•	Maxim: “…the closest thing you can get to surfing or snowboarding on pavement…”
•	Wired: “…sidewalks will feel like they’ve got a foot of fresh powder with the Deep carve System skateboard…”
•	Popular Mechanics: “…the 42-inch maple deck can carve to nearly 45° and holds a sharp turning radius…the number one invention in skateboarding in the last 25 years…”
•	Innovation Magazine: “…this snowboard or skateboard for the streets replicates the way a snowboard carves or a surfboard flows…”
•
International Longboarder: “…combining the best of what snowboarding and longboarding have to offer, Flowlab’s revolutionary new board will most definitely turn heads, the 42-inch plank feels remarkably like snowboarding…turning offers less resistance and tight, smooth lines.”

•
Inc.: Elevator Pitch. Three venture Capital Companies wrote their opinion on the chance of the Companies success. Dan Googel, President Easton Capital Investment Group;” This Company has definite traction in the market and has lined itself up with some strong retailers. It could benefit in this economy, because its products are relatively inexpensive in comparison with other products in the skateboard and snow sports category”. The other two have strong positive comments as well.

•
Popular Mechanics: The Snowskate takes the skateboard to the mountains. Designed to keep street and vert skaters happy on the slopes. The rockered design ski’s and rails provide the pops for ollies, kick flips and all your favorite tricks.

•
Specialty Retail Magazine: During the Flowboard’s previous introduction Sport Technology introduced a Kiosk program and inline program for independent entrepreneurs who want to tap into the fastest growing segment of the sporting goods market (Action sports). They have new products to add to their  existing sku’s including the Snowskate, making for an actions sports store in a kiosk. Sport Technology currently has 15 kiosks prepared for deployment.

Carlton Calvin, president of Razor USA, who commented, “Because the Flowboard is visually dynamic, if it is priced right, it will fly off the shelves.”

Marketing

The company has developed the following positioning for its products:

•
Positioning – We intend to position the FBC Flowboard as a training adjunct which snowboarders and surfers may use to practice their sport at times and locations in which they may be otherwise unable. Train anywhere, anytime. Surf Without Waves, Carve Without Snow.

•	Consumer Target –Surfers, wake boarders, snowboarders or skateboarders, or anyone who is looking at a new recreational toy. Extreme is now becoming mainstream
•
Pricing - The Flowboard suggested retail prices will be reduced from $89 to $59 for the beginner model and $79 for the mid-tier model.  The pro models will be retail priced between $99 and $159.  Specialty, limited edition models will be priced according to demand.

•	Free Television and Movie Exposure – via X Games to be broadcast on ESPN and ESPN2 and feature film product placement.
•
Professional Athlete Endorsement – The Company will seek to obtain endorsements from celebrities and professional athletes. Several very high-profile skateboarders and snowboarders already own and use the FBC Flowboard

•
Tour Sponsorship – Sport Technology from whom we obtained the exclusive marketing rights to most of our products and which previously introduced the Flowboard sponsored the Women’s Skateboarding Tour. The Company may consider similar sponsorships.

•
Partner Marketing – Apple and KTF Wireless have already produced television commercials that prominently feature the Flowboard.  The Flowboard can be a marketing tool for other companies, and the company envisions sales to corporate customers.  These cases will also serve to promote the Flowboard itself.

•	Print Advertising – advertisements in leading skateboarding, surfing, snowboarding and wakeboarding magazines are essential, especially with well-known athletes.
•	Retail Displays – support co-op advertising with attractive packaging and trendy in-store displays with a television stand, playing a 30-second looped Flowboard video.
•
Event Marketing – continue to sponsor and expand the FlowFest, a Flowboard competition event including live band and corporate sponsors.  The company plans demonstrations and displays at surf, skate, and snowboard contests as well to develop product recognition.

•
Online Marketing – www.fbcflowboard.com website pushed on all media and packaging.  The website will promote the Flowboard Association for Flowboarders to keep up on the latest developments in their sport.  Management is also evaluating the possibility of free music downloads from emerging artists on the site.

•	Trade Exhibitions – generate awareness of the FBC Flowboard products at trade shows.
•	Exhibitions/Tours with Flowboard Bus – showcases the Flowboard and takes the pro Flowboard riders to demonstrations and exhibitions at retail store locations and on tours with a mobile billboard.

Sales & Distribution

Flowboards have been sold to Sports Chalet (NASD:SPCHA), Sport Authority,  Chicks, and Modells.  It will use internal sales management to manage a network of regional sales representatives, and in certain cases, distributors.  The primary focus will be to expand product placement at major US sporting goods retailers and mass merchandisers.  Target and Costco have already expressed concrete interest in placing the Flowboard.  In parallel, the Company will sell into the high margin specialty channel, including surf and skate stores.  Further opportunities will exist to sell corporate-branded and promotional products direct or via specialty marketing companies.  Sport Technology has already provided customized boards for Xbox, Sobe, and Apple.

Sourcing

Sport Technology previously purchased from established contract manufacturers in Shenzhen, China with an office in Shanghai due to Mr. Kerns relationship of over 15 years with his Chinese partner.  This manufacturer has been recently contacted and is still prepared to manufacture and deliver the product within 45 days from the time of the order.

Management

Frank Russo, Director, Chief Executive Officer

Russo is the former Vice President of Development for RYCA and is an expert in implementing sales distribution and product strategy, sales team leadership, marketing, and market analysis and business development. Prior to joining RYCA and FBC Mr. Russo was the President of Gladiator Sales, Inc., which was the exclusive sales agency for Puma North America. He led Gladiator to reestablish the Puma brand to prominence and increased minimum sales revenue to over $75 million with 13 sales associates. Under his leadership Gladiator was named Brand Agency of the Year – 2000 and 2002.

Kevin Wright, Director, Chief Operating Officer

Mr. Wright has been involved in the extreme sports industry especially skateboarding since the early 90’s and is the founder of the RMSBA Amateur Skateboarding Association and is the founder and President of AiroUSA, LLC a manufacturer and distributor of skateboard decks, extreme sports apparel, and the DUORail. The DUORail is a unique innovative skate rail that combines a square and round skate surface in one rail. The best of both worlds in one with a simple turn and lock system, the rider can switch to either skate surface. For further information please check http://airousa.com/.

Mike Kern, V.P. of Marketing

Mr. Kern is an entrepreneur who began his career at a LA-based family glass business, where he was named Chief Financial Officer at the age of 23. Mr. Kern later established a successful wholesale apparel company, the Bomb Factory Clothing in 1994, and Mehndi Body Art, an accessory import and export company in 1997, which both successfully targeted the youth market. Mr. Kern also manufactured many trend products for OEM business directly for major retailers such as Hot Topics, Wet Seal, and Claires due to his knowledge and connections on doing business in China. He also made and distributed many licensed products for the mass and specialty markets such as Planet of the Apes, Simpson’s, Buffy the Vampire Slayer, Rocky Horror Picture show, and many others for iron, on transfers, t-shirts, and temporary tattoos in 2002-2007.

 ITEM 1A – RISK FACTORS

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

Cost and availability of product liability insurance
Our products are designed for and used by extreme sports enthusiasts of varying degrees of competence. Extreme sports, by their nature run the inherent risk of serious physical injury to those who utilize our products even when operated properly. Our products may also be used in an unsafe manner, by inexperienced users or material defects resulting in personal injury which may be actionable. We intend to secure the protection of product liability insurance but cannot be assured that such insurance will be available or available at a cost which is not unreasonable. In the absence of such insurance we may decide that certain lines of business may not be economically feasible.

Settlement of outstanding litigation
The Company has an outstanding judgment against it in the amount of $238,152. As of March 6, 2012 the amount of this judgment with additional interest and legal fees grew to $309,070.53. The Creditor filed a Motion to Appoint a Receiver and on August1, 2012, the Court granted the motion.  The judgment was purchased from the Creditor by our Principal Creditor pursuant to a Release and Settlement agreement dated August 8, 2012. It is possible that the Principal Creditor will default on its obligations under Release and Settlement Agreement and the Creditor may choose to enforce the Motion to Appoint a Receiver or the Principal Creditor may opt to enforce the Motion. (See Recent Events)

Departure of previous management has created circumstances in which we do not have possession of documents such as agreements and contracts which may result in latent litigation or the existence of corporate obligations of which we are not aware.

Previous management consisted of a single officer and director who maintained all books and records of the company and was authorized to incur obligations on behalf of the company. The current board of directors and officers have requested that all corporate books, records, material contracts and agreements be supplied to the directors. However, this has not occurred and previous management has been uncooperative and tacitly refused to produce same. If we are not able to secure the cooperation of previous management,

o	We may be unaware of our obligations under these contracts or agreements, and;
o	We may be unable to provide regulators with documentation which has not been returned to the company, and;
o	We may be subject to litigation in regard to nonfulfillment of our obligations under these agreements, and;
o	We may not have complete documentation with regard to corporate governance issues such as board books, minutes, resolutions, etc.

As a result, latent liabilities may exists that may negatively impact us economically or operationally.

We have accumulated considerable debt which has a conversion feature

The company currently has approximately $610,000 in convertible debt of which, we anticipate, all or a portion will be converted into common shares at a discount to market. This may result in material dilution of the present shareholders and may negatively impact our stock price.

The Company has and is expected to continue to use the services of third party unaffiliated market awareness service providers.

The Company is advising investors that non-affiliate shareholders of the company, and the Company may, from time to time, engage the services of unaffiliated firms to provide investor relations and advertising services. These third party shareholders may own the Company’s shares and plan to liquidate, which may negatively affect the stock price.  All content in our releases is for informational purposes only and should not be construed as an offer or solicitation of an offer to buy or sell securities. Neither the information presented nor any statement or expression of opinion, or any other matter herein, directly or indirectly constitutes a solicitation of the purchase or sale of any securities. The Company does not purport to provide an analysis of any company's financial position, operations or prospects and this is not to be construed as a recommendation by the Company or an offer or solicitation to buy or sell any security. Neither the Company nor any of its members, officers, directors, debt-holders, contractors or employees are licensed broker-dealers, account representatives, market makers, investment bankers, registered investment advisors, analyst or underwriters. Readers should always consult with a licensed securities professional before purchasing or selling any securities of any company including our own. It is possible that a reader's entire investment may be lost or impaired due to the speculative nature of the investment.

We have a history of losses which could continue in the future.

We have reported losses for every year since our inception and have an accumulated deficit of $20.3 million as of April 31, 2012.   There can be no assurance that we will report positive net income in any future period

The commercial acceptance and economic viability of our products are uncertain

Our primary product, the FBC Flowboard was well-received during its initial launch in 2008 achieving revenue which has been represented to us as $400,000 in its first year and $2,000,000 in its second year. It has also been represented to us that Sports Technology, Inc., the company which did the introduction had to discontinue operations due to its inability to secure adequate funding to meet the rising demand for the product. The reintroduction of the product may not be met with the same level of acceptance and the product may not be successful.

If we lose key management or are unable to attract and retain talent, our operating results could suffer.

We depend on the continued service of our senior management.  The loss of the services of any key employee could hurt our business.  Also, our future success depends on our ability to identify, attract, hire, train and motivate other highly skilled personnel.  Failure to do so may adversely affect future results.

We have a definitive Judgment against Us and a Court approved Motion to Appoint a Receiver

The Company has a judgment against it in the amount of $238,152 the Holder of the judgment has requested and obtained a Motion to Appoint a Receiver. The Motion has not been enforced as a result of a tripartite Release and Settlement Agreement among the holder of the judgment, the Company and the Company’s Senior Secured Lender. In the event all or some parties fail to fulfill their obligations under the Release and Settlement Agreement the holder of the judgment may appoint a Receiver. This event would have a negative impact on the Company’s abilities to complete its business plans and management would expect that to have a negative effect on the price of the stock.

We have very little operating capital, and we likely must raise additional capital to remain in business.

We presently have very operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business.  Such fundraising efforts may include the sale of additional shares of the Company or could involve commercial or institutional borrowing.  Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital and several loan obligations.  We cannot assure you that capital will be available to meet the costs of our operations, or that it will be available on acceptable terms.  Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our Company.  Presently, we have no commitments or arrangements from commercial lenders or other sources.

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

If we add additional products, we may not be able to successfully integrate them or attain the anticipated benefits.

We may acquire licenses for additional products that are synergistic with ours. If we are unsuccessful in integrating these products, or if integration is more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business. In addition, we may not realize all of the anticipated benefits from our licenses, which could result in an impairment of goodwill or other intangible assets.

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

We rely on manufacturers to make our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

All of our products are manufactured by third-party manufacturers. We do not have any long-term contracts with these suppliers or manufacturing sources.  We expect we will have to compete with our competitors for production capacity and availability at these third-party manufacturers.

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

ITEM 2 – PROPERTIES

We do not own any real property.  Our principal offices are located at 16213 S. Western Ave., Gardena, CA 90247.  , this is the office of Sport Technology, Inc. owned by Michael Kern, Vice President of Marketing. We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.

ITEM 3 – LEGAL PROCEEDINGS

On July 10, 2007 the Company’s predecessor Wave Uranium Holding, Inc. sold a Secured Promissory Note to Panthera Advisers, LLC (“Lender”) in the amount of $51,000 (the “Note”) which was provided to the Company by the Lender on July 26, 2007.. The note carried 12% interest and matured on September 30, 2007. On October 10, 2007 the Company borrowed another $100,000 under the Note and in addition to the terms of the note agreed to provide the Lender 51,000 shares of the Company’s common stock. On April 20, 2009 the Note was assigned to California Asset Recovery Solutions, LLC (“Assigned Lender”) .The Company failed to repay the Note or provide the stock and the Assigned Lender filed a complaint with the Superior Court of California, Orange County (the “Court”) on or about November 13, 2008. The company failed to address the complaint and on May 27, 2009 the Court determined in favor of the Plaintiffs and issued a judgment in the amount of $238,152 (the “Judgment”). The Company failed to comply with the Judgment and on April 22, 2012 the Assigned Lender filed a Motion to Appoint a Receiver which was approved by the Court on August 1, 2012. The Court held the appointment until August 8, 2012 to allow the parties to resolve the matter. On August 8, 2012 the Company, the Assigned Lender and the Company’s Senior Secured Creditor entered into Release and Settlement Agreement (“Release”) in which the Senior Secured Creditor agreed to a de facto purchase the Judgment from the Assigned Lender According to the Release the Assigned Lender will file a Release of Judgment upon the occurrence of certain performance by the Secured Lender and the Company. In the event that the conditions are not fulfilled the Company may be put into immediate receivership. The Company has fulfilled its obligations under the Release and is unaware of the status of the other parties.

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

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Markets “Pink Sheets” on the OTCQB-tier under the symbol “FBCD.”  On September 27, 2006, we filed a registration statement on Form SB-2, which went effective on December 13, 2006, and subsequently filed a Form 8-A12G to register our common stock under Section 12 of the Exchange Act.  As a result, on October 11, 2007, we became subject to the reporting requirements under the Exchange Act.  We began listing on the OTC Bulletin Board on April 10, 2007 and were subsequently removed from the OTC Bulletin Board on February 23, 2011, due to inactivity under SEC Rule 15c2-11.  We have been listed on the OTC Markets “Pink Sheets” since that time.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year
Ended		Bid Prices
July 31,	Period	High	Low

2010	First Quarter	$0.30	$0.10
	Second Quarter	$0.40	$0.30
	Third Quarter	$1.40	$0.05
	Fourth Quarter	$0.09	$0.09

2011	First Quarter	$0.10	$0.05
	Second Quarter	$0.10	$0.02
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.07	$0.01

2012	First Quarter	$0.01	$0.01
	Second Quarter	$0.014	$0.0025
	Third Quarter	$0.007	$0.0020
	Fourth Quarter	$0.0033	$0.0003

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

Holders

As of July 31, 2012, there were 2,216,225,459shares of our common stock outstanding held by 75 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts. Approximately 1.7 billion of these shares were issued as collateral shares for a $75,000 note.  Of these shares, all were held by shareholders we believe are non-affiliates.  On the cover page of this filing we value these shares at 886,490.  These shares were valued at $0.0004 per share, which was closing price of our common stock on the OTC Bulletin Board on November 13, 2012.

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

As a result, we did not have any options, warrants or rights outstanding as of July 31, 2012.

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

On June 29, 2012 the Company issued 33,000,000 shares of common stock to two consultants in exchange for services.  The shares were valued at their fair market value, $17,600, at the date of the grant.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of FBC Holding, Inc. for the year ended July 31, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

DEVELOPMENT STAGE COMPANY

We are in the development stage and have not yet realized any revenues from our planned operations, but we anticipate we will have revenues in our fiscal year ended July 31, 2013, beginning with our quarter ended April 30, 2012. Our business plan is to continue to develop our existing toys, as well as attempt to develop and/or license new toy ideas, and sell toys via retailers, wholesale accounts and online.

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

Results of Operations for the Year Ended July 31, 2012 and 2011

Introduction

For the year ended July 31, 2012 we generated $33,500 of revenue, however operations resulted in a net loss of $1,565,834.  For the year ended July 31, 2011, we generated no revenue, and therefore had no corresponding cost of sales.  With these revenues and cost of sales for the year ended July 31, 2011, we had a net loss of $6,753,453.   An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from operations:

	Year ended	Year ended
	July 31,	July 31,
	2012	2011
Revenues	$33,500	$-
Cost of Sales	18,186	-
Selling, General and Administrative Expenses	587,665	112,091
Conversion Fee	0	1,631,500
Non-Cash Compensation	1,067,600	3,737,414
Impairment of Goodwill	0	1,250,000
Operating Income (loss)	(2,031,760)	(6,741,005)
Interest Expense		9,912
Amortization of Debt Discount	-	-
Net Income (Loss)	$(3,303,927)	$6,750,917

Revenues

Our revenues for the year ended July 31, 2012 were $33,500 compared to revenues of $0 for the year ended July 31, 2011.  We have had no revenues since inception. We anticipate we will have revenue in our fiscal year ended July 31, 2012, beginning with our quarter ended October 31, 2011.

Cost of Sales

Because we had no revenue in 2011 our cost of sales was also $0. For 2012 we had revenue $33,600 and the cost of sales was $18,186.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those product and the costs that we incur in the support activities related to the actual sales and transportation of our products.  For the year ended July 31, 2012 our selling and distribution expenses were $57,957, compared to $0 for the year ended July 31, 2011.  Our selling, general and administrative expenses for the year ended July 31, 2012, primarily consisted of professional fees of $82,226, consulting expenses of $115,907, and stock-based compensation of $1,067,600.  Except for the stock-based compensation, these amounts were comparable to the prior year.  Currently our general and administrative expenses have been primarily related to the public reporting and attainment of working capital to commence our business operations.

Interest Expense

For the year ended July 31, 2012, our interest expense was $263,041 which represented an increase of $253,129 over the comparable period ending April 30, 2011 which was $9,912.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. At July 31, 2012, our cash and cash equivalents totaled $2,877 and we had negative working capital of -$3,968,868.

At July 31, 2012, we had $604,083 in debt outstanding, net of deferred financing costs and debt discounts, primarily owed to Capitoline Ventures II, LLC.

Our existing sources of liquidity, along with cash expected to be generated from sales, will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. If that is the case we may need to seek to obtain additional debt or equity financing, especially if the introduction of the FBC Flowboard takes longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of raw material and manufacturing, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

As a result our audited financial statements for the year ended July 31, 2012 contain an explanatory note (footnote 4) to the effect that our ability to continue as a going concern is dependent on our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Cash Flows

The following table sets forth our cash flows for the years ended July 31:

	2012	2011
Provided by (used in):
Operating activities	$(367,584)	$(235,158)
Investing activities	-	-
Financing activities	361,023	244,596
Net Cash Used in Continuing Operations	$(6,561)	$9,438

Cash Flows for the Years Ended July 31, 2012 and 2011

Operating Activities

Net cash provided by (used in) operating activities was ($367,584) for the year ended July 31, 2012, compared to $(235,158) for the year ended July 31, 2011.  Our cash from operating activities for the year ended July 31, 2012 was primarily $339.903 in amortization of debt discount, $$391,807 in deferred financing and $629,823 from change in derivative and accrued expenses.

Investing Activities

Net cash provided by (used in) investing activities was $0 for the year ended July 31, 2012, compared to $0 for the year ended July 31, 2011.

Financing Activities

Net cash provided by financing activities was $361,023for the year ended July 31, 2012, compared to $244,596  for the year ended July 31, 2011.  The cash provided by financing activities for the year ended July 31, 2012 was all from net borrowings.

 Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2012:

	2012	2013	2014	2015	2016	Total

Debt obligations	$3,146,076	$0	$0	$0	$0	$1,714,400
Capital leases	0	0	0	0	0	0
Operating leases	0	0	0	0	0	0
	$1,714,400	$0	$0	$0	$0	$1,714,400

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents.

We are currently billed our vendors in U.S. dollars and we currently bill our customers in U.S. dollars. However, , since we will be using mainly Asian manufacturers our financial results could be affected by factors such as changes in foreign credit and currency rates or changes in economic conditions.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of FBC Holding Inc.:

I have audited the consolidated balance sheet of FBC Holding Inc. as of July 31, 2012 and 2011 and the related consolidated statement of operations, consolidated changes in stockholder’s deficit, and consolidated cash flows for the years then ended and for the period May 30, 2006 (date of inception) through July 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of FBC Holding Inc. as of July 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended and for the period May 30, 2006 (date of inception) through July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Peter Messineo, CPA
Palm Harbor, Florida
November 11, 2012

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2012	July 31, 2011
ASSETS

Current Assets
Cash	$2,877	$9,438
Deferred Financing Expense	-	108,500

Total Current Assets	2,877	117,938

Total Assets	$2,877	$117,938

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts Payable	282,352	5,085
Accrued Interest	460,657	338,614
Equity Obligations	1,641,307	1,249,500
Convertible Notes Payable	604,083	464,900
Derivative Liability	983,346	-
Total Current Liabilities	3,971,745	2,058,099

Total Liabilities	3,971,745	2,058,099

Stockholders Deficit
Preferred Stock .001 Par Value, 5,000,000 shares authorized, 2,500,000 issued and outstanding, Series A preferred	2,500	2,500
Common Stock .001 Par Value; 5,000,000,000 shares authorized; 2,216,225,459 and 128,178,304 shares issued and outstanding, respectively	2,216,225	128,178
Additional paid in capital	17,800,171	18,612,998
Defitcit accumlated during the development stage	(23,987,764)	(20,683,837)
Total Stockholders' Deficit	(3,968,868)	(1,940,161)

Total Liabilities and Stockholders' Equity	$2,877	$117,938

See accompanying notes to the consolidated financial statements

FBC HOLDING Inc
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	May 30, 2006
	Ended	Ended	(inception) through
	July 31, 2012	July 31, 2011	July 31, 2012

Revenue	$33,500	$-	$33,500
Cost of sales	18,186		18,186
	15,314	-	15,314

Expenses
General Selling and Adminstrative	587,667	122,091	2,278,676
Depreciation		-	1,889
Warrant Expense		-	861,694
Conversion Fee		1,631,500	1,631,500
Land Claim Fees		-	597,957
Non Cash Compensation	1,067,600	3,737,414	12,614,337
Amortization of Deferred Finance Charges	391,807	-	533,668
Impairment of Goodwill		1,250,000	2,236,667
	2,047,074	6,741,005	20,756,388

Gain(Loss) on Operations	(2,031,760)	(6,741,005)	(20,741,074)

Other Income (expense)
Change in Derivative Liability	(629,823)		(629,823)
Legal Settlement	(40,000)		(40,000)
Amortization of Debt Discount	(339,303)	-	(1,987,501)
Interest Expense	(263,041)	(9,912)	(604,959)
	(1,272,167)	(9,912)	(3,262,283)

Net Income (Loss) before provision for income tax	(3,303,927)	(6,750,917)	(24,003,357)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(3,303,927)	(6,750,917)	(24,003,357)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553), net of tax	-	-	15,593

Net Income (Loss)	$(3,303,927)	$(6,750,917)	$(23,987,764)

Net Income(Loss) per share Basic and Fully Diluted, From:
Continuing operations	$(0.01)	$(0.07)
Discontinuted operations	-	-
Combined	$(0.01)	$(0.07)

Weighted Average Number of Common Shares	307,703,272	100,910,281

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Deficit
						Accum.	Accum.
	Preferred Stock		Common Stock			During the	Other	Stock-
		Amount		Amount	Paid In	Development	Compre.	holders'
	Shares	($.001Par)	Shares (1)	($.001Par)	Capital	Stage	Income/(Loss)	Equity

Balance at May 30, 2006	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock for cash			250,000	250	4,750			5,000
Foreign currency Gain(Loss)							(64)	(64)

Net Gain (Loss) for period ending July 31st, 2006						(9,881)		(9,881)

Balance at July 31, 2006	-	-	250,000	250	4,750	(9,881)	(64)	(4,945)

Issuance of stock for cash			100,400	100	50,100			50,200
Issuance of shares for acquisition			133,333	133	266,534			266,667

Discontinued Operations							64	64

Net loss for the year						(310,032)		(310,032)

Balance at July 31, 2007	-	-	483,733	483	321,384	(319,913)	-	1,954

Share Cancellation			(250,000)	(250)	250			-
Shares Issued for cash, net of offering costs of $64,315			3,047	3	255,582			255,585
Shares Issued for Services			9,500	10	854,990			855,000
Conversion of Debt			3,563	4	386,649			386,653
Shares Issued for Land Claims			284		42,500			42,500
Issuance of Warrants					861,694			861,694

Net loss for the year						(3,980,287)		(3,980,287)

Balance at July 31, 2008	-	-	250,127	250	2,723,049	(4,300,200)	-	(1,576,901)

Shares Issued for services			10,000	10	14,990			15,000
Fractional Shares - Reverse Stock Split			135

Net loss for the year						(2,348,748)		(2,348,748)

Balance at July 31, 2009	-	-	260,262	260	2,738,039	(6,648,948)	-	(3,910,649)

Shares Issued for services			14,550,000	14,550	6,974,717			6,989,267
Shares issued for stock subscription payable			8,000,000	8,000	712,000			720,000

Net loss for the year						(7,283,972)		(7,283,972)

Balance at July 31, 2010	-	-	22,810,262	22,810	10,424,756	(13,932,920)	-	(3,485,354)

Shares issued for services			104,051,375	104,051	5,264,863			5,368,914
Shares issued for assets			25,000,000	25,000	1,253,131			1,278,131
Shares issued for Subscriptions			316,667	317	36,683			37,000
Preferred Stock	2,500,000	2,500	-	-	1,609,565			1,612,065
Shares Cancelled			(24,000,000)	(24,000)	24,000			-

Net loss for the year						(6,750,917)		(6,750,917)

Balance at July 31, 2011	2,500,000	2,500	128,178,304	128,178	18,612,998	(20,683,837)	-	(1,940,161)

Shares issued for services			1,783,000,000	1,783,000	(715,400)			1,067,600
Shares exchanged for debt			305,047,155	305,047	(97,427)			207,620

Net loss for the year						(3,303,927)		(3,303,927)

Balance at July 31, 2012	2,500,000	$2,500	2,216,225,459	$2,216,225	$17,800,171	$(23,987,764)	$-	$(3,968,868)

(1) As restated for a 15 for 1 forward stock split on July 30, 2007 and a 1 for 300 reverse stock split on November 11, 2008.

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	May 30, 2006
	Ended	Ended	inception through
	July 31, 2012	July 31, 2011	July 31, 2012

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(3,303,927)	$(6,750,917)	$(23,987,764)
Less: Loss from discontinued operations	-	-	(15,657)
Net loss from continuing operations	(3,303,927)	(6,750,917)	(24,003,421)

Adustments:
Stock issued for services	1,067,600	3,737,414	14,640,859
Impairment of goodwill	-	1,250,000	1,998,131
Conversion Fee	-	1,631,500	1,703,665
Amortization of debt discount	339,303	-	507,706
Depreciation	-	-	1,062
Change in derivative	629,823		629,823
Deferred financing fees	391,807	-	391,807
Changes in assets & liabilities from continuing operations
Prepaids	108,500	(108,500)	108,500
Accounts Payable	277,267	(1,263)	273,283
Accrued Expenses	122,043	6,608	457,353
Cash flow from operating activities by continuing operations	(367,584)	(235,158)	(3,291,232)

Cash Flow from investing activities
Purchase of fixed assets	-	-	(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	361,023	207,596	2,386,523
Notes payable - payments	-	-	(8,847)
Issuance of stock	-	37,000	918,692
Net cash provided by (used for) from financing activities	361,023	244,596	3,296,368

Net cash used in continuing operations	(6,561)	9,438	2,877

Cash Flow from discontinued operations	-	-	-

Net change in cash	(6,561)	9,438	2,877

Beginning cash	9,438	-

Ending cash	$2,877	$9,438	$2,877

Supplemental Disclosures
Cash Paid For:
Interest	$-	$3,304	$3,304
Income Taxes	$-	$-	$-

During the year ended July 31, 2011, the Company issued 2,500,000 preferred shares in exchange for a debt note	$-	$1,612,062	$1,612,062

During the year ended July 31, 2011, the Company issued 25,000,000 shares of common stock for acquired assets as follows:
Assets acquired	$-	$1,278,131	1,278,131
Impairment of goodwill	-	(1,250,000)	(1,250,000)
Expenses of acquisition	-	(28,131)	(28,131)
Assets reported July 31, 2011	$-	$-	$-

Equity issued in exchange for debt	$207,620	$-	$207,620

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Years Ended July 31, 2012 and 2011

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

AFC Topic 820, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2012 and 2011.

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

At July 31, 2012 and 2011 the Company had net operating loss carryforwards of approximately $20,000,000 and $14,000,000 which begin to expire in 2026. The Deferred tax asset of approximately $3,100,000 and $2,090,000 in 2011 and 2010 has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011and 2010 was $1,010,000 and $1,090,000.

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

Wave Uranium Holding Notes

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

The full principal amount of the Debentures is due upon default under the terms of Debentures. Beginning on the seven (7) month anniversary of the closing of the Debentures and continuing on the same day of each successive month thereafter, the Company must prepay 1/18th of the aggregate face amount of the Debentures, plus all accrued interest thereon, either in cash or in common stock, at the option of the Company. If the Debenture is prepaid in shares of common stock, the conversion price of such shares shall be equal to the lesser of (i) the conversion price then in effect and (ii) 80% of the average of the three (3) closing bid prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date. Notwithstanding the foregoing, the Company's right to prepay the Debentures in shares of common stock on each prepayment date is subject to, among other things, the following conditions: (i) that a registration statement must be effective on such prepayment date and available for use by the Investors (ii) the shares to be issued are registered with the Securities and Exchange Commission and (iii) the aggregate number of shares to be issued under any monthly redemption amount is less than 20% of the total dollar trading volume of the Company's common stock for the 20 trading days prior to the applicable monthly redemption date.  Beneficial conversion was calculated based on the converted value and amortized over the life of the loan.

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

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan, which has been fully amortized in prior years. The Company's potential equity cost from the conversion feature and attached warrants of $1,249,500 was recorded as an equity obligation liability in 2008. The equity obligation expires five years from amended date, July 6, 2009). As of July 31, 2012 and 2011, there have been no conversions and the equity obligation is presented as a current liability in the amount of $1,249,500.

FBC Holding Notes

The Company entered into a financing agreement with a lender, which provides for incremental installments resulting in a series of convertible notes.  The terms of these notes include interest payable at the rate of 8%, maturing in three (3) months from the origination date.  The notes are convertible at 50% of the five (5) day closing trading price at the date of the conversion request.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature, to the extent of the note, and applied as a debt discount to the Convertible Notes Payable and amortized to interest expense over the terms of the note.

The features of the notes resulted in the recognition of a derivative liability.  The Company valued the features using the Black-Scholes Model, which resulted in a potential liability of $520,255.

Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.06%
Expected lives (years)	.18
Expected price volatility	134.6%
Forfeiture Rate	0.0%

During the year ended July 31, 2012, the series of agreements required the lender to perform certain additional services, including management and satisfaction of certain of the Company’s liabilities.  Each series of notes included compensation for the management function, recorded as expense and added to the convertible notes face value.  Additionally, the services called for compensation in shares to be issued.  Under these individual agreements, the Company is obligated to issue the lender 117,045,353 shares of common stock for these financing services, which were valued at the fair market value of the stock at the date of origination (grant date), resulting in $391,807 of financing costs (operating expense) and a corresponding recognition of the equity obligation.

The balance due under all notes payable at July 31, 2012 and 2011 was $604,083 (net of $14,220 of unamortized debt discounts) and $464,900, respectively with all notes currently due or subject to conversion. During the year ended July 31, 2012 the Company converted $345,196 of loan debt in exchange for 2,055,047,155 common shares.

Notes payable at December 31,2011 and 2010 consist of the following:

	July 31, 2012	July 31, 2011
Demand note payable, dated June 24, 2012, 18% interest rate, maturing June 24, 2013	$7,500	$-
Convertible notes payable, all under identical terms of 8% interest, maturing in 30 days from issuance date, convertible into common shares at 50% discount to average five day trading price at date of request	610,803	464,900
Debt discount assigned to convertible notes payable	(14,220)	-
	604,083	464,900
Current maturities of debt	604,083	464,900
Long-term portion of debt	$-	$-

NOTE 4:              STOCKHOLDERS' EQUITY

As of July 31, 2012 and 2011, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 shares issued and outstanding.

As of July 31, 2012 and 2011, the Company had 5,000,000,000 authorized shares of common stock, $.001 par value, with 2,216,225,459 and 128,174,304 shares issued and outstanding, respectively.

STOCK OPTIONS AND WARRANTS

At July 31, 2012 and 2011the Company had stock options and warrants outstanding as described below.

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

During fiscal year 2008 the Company granted 20,833 common stock warrants in connection with debenture borrowings as more fully described in Note 5. In addition the Company issued 1,828 warrants to various individuals and entities for compensation, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $150 per share with the warrant terms expiring in November and December of 2009. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.2%, dividend yield of 0%, expected life of 2 years, volatility of 26%. The Company recorded total compensation expense under these warrant issuances of $861,694 in fiscal year 2008.  As of July 31, 2012, all of the 2008 warrant grants of 22,661 expired.

The Company issued 100,000 warrants in 2009 under a $150,000 convertible debenture, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $1 per share with the warrant terms expiring in July 2014. The warrants were out of the money with no material recording value. At July 31, 2012 these warrants were not exercised and remain outstanding.

NOTE 5:              CONTINGENCIES

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $238,000, plus legal costs (California Asset Recovery Solutions, LLC vs. Wave Uranium Holdings, case no. 30-2008-0014550).  The Company disputed the allegations, however on August 8, 2012, the Company has reached a settlement agreement in the amount of $40,000.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no other current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6:              RELATED PARTY TRANSACTIONS

The Company has consulting contracts with its two officers and directors.  The Company does not have a funding commitment or any written agreement for our future required cash needs with these officers or any beneficial owners of the Company.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Name	Age	Position(s)

Frank Russo	54	Director (08/12), Chief Executive Officer (11/09
Kevin Wright	55	Director (8/12), Chief Operating Officer (11/12)
Brian Lehman	42	Secretary (7/10)

Frank Russo became a director on August 24, 2012 and Chief Executive Officer as of November [xx] 2012. Russo is the former Vice President of Development for RYCA and is an expert in implementing sales distribution and product strategy, sales team leadership, marketing, and market analysis and business development. Prior to joining RYCA and FBC Mr. Russo was the President of Gladiator Sales, Inc., which was the exclusive sales agency for Puma North America. He led Gladiator in re-launching and reestablishing the Puma brand to prominence within in the US, tackling the most difficult market - New York City.  By restoring the brand presence in the likes of Henri Bendel, Bloomingdale’s, Urban Outfitters and Foot Locker Corporate, the brand was empowered to pursue collaborations with Ferrari, Ducati and the likes of Alexander McQueen.  The increased visibility in the ‘right retail locations’ created a brand perception that turned into a reality, permitting increased sales revenue from a base of $5 million to over $75 million with 13 sales associates throughout the Northeast corridor. Under his leadership Gladiator was named Brand Agency of the Year – 2000 and 2002 and had numerous Salesman of the Year honors in the categories of Footwear / Apparel / Soccer / Accessories.

Kevin Wright joined the FBC management team as a director on August 24, 2012 and became Chief Operating Officer on November [  ], 2012. Mr. Wright has been involved in the extreme sports industry especially skateboarding since the early 90’s and is the founder of the RMSBA Amateur Skateboarding Association and is the founder and President of AiroUSA, LLC a manufacturer and distributor of skateboard decks, extreme sports apparel, and the DUORail. The DUORail is a unique innovative skate rail that combines a square and round skate surface in one rail. The best of both worlds in one with a simple turn and lock system, the rider can switch to either skate surface. For further information please check http://airousa.com/.

Brian Lehman Mr. Lehman has been our Secretary since July 22, 2010.  Mr. Lehmann has over 22 years of business and technical experience in outsourced services, software and technology fields, with particular strengths in corporate development, marketing, product management, business development and software development.  From 2005 until present, Mr. Lehmann has been Chief Executive Officer of Prestige Employee Administrators Inc., a private company that provides outsourced human resources services to over 250 Small & Medium Businesses in 32 States. It has been represented by Mr. Christopher LeClerc, our former CEo and sole director that Mr. Lehman has resigned as Secretary and that that occurred subsequent to Mr. Leclerc’s termination in September 26, 2012. The Company has been unsuccessful thus far in contacting Mr. Lehman for verification of his resignation and we have received no notification of any kind regarding Mr. Lelhman’s status as an officer of the Company as of the date of this filing.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Christopher LeClerc	0	0	2
Brian Lehman	0	0	2

Board Meetings and Committees

During the fiscal year ended July 31, 2012, the Board of Directors consisted of Mr. Leclerc as sole director. As stated previously (see Recent Events) Mr. LeClerc was terminated as an Officer by the unanimous consent of the independent directors. Mr. Leclerc has not provided the current directors with a written statement of resignation and has been requested but has not provided the board with an update of his status as a director of the Company. Mr. Leclerc has provided a written statement to the Company’s then current SEC Counsel, and has verbally stated that he had resigned as a director to one of the Company’s creditors. As such, we cannot be certain that the director took written action on any occasion. In addition, Mr. Leclerc has been uncooperative with the current board of directors and their advisors and has up to the date of this filing refused to provide the Company with material documents including any board minutes, resolutions or other corporate actions.

Code of Ethics

We have not adopted a written code of ethics, however since the current board has come to suspect that previous management and the previous sole director may have acted outside of the guidelines of generally accepted fiduciary behavior which reasonably should be expected from a director or officer the current board and management will create and implement such a policy as soon as practicable.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended July 31, 2011, 2010 and 2009 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Christopher LeClerc (1)	2012	0	0	0	0	0	0	115,600 (4)	115,600
CEO, CFO	2011	0	0	0	0	0	0	0	0
Treasurer	2010	0	0		0	0	0	011	0

Brian Lehman (2)	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0		0		0

Cady Johnson (3)	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and CFO	2009	45,000	0	300,000	0	0	0	0	345,000

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our July 31, 2012 financial statements.

(1)
Christopher LeClerc has been a director since December 2007 and our Chief Financial Officer and Treasurer since June 2007. He was appointed President and Chief Executive Officer on March 20, 2009. He was terminated as CEO, CFO, President and Treasurer on [   ]. The current board and management is in the process of determining the nature of the compensation which the Company paid to Mr. Leclerc.

(2)	Brian Lehman was appointed our Secretary on July 22, 2010.

(3)	Cady Johnson was our President and Chief Financial Officer from June 2007 until March 19, 2009
(4)
Some portion of this amount appears on preliminary investigation to have been distributions to the CEO and sole director which may have been unauthorized personal expenditures. In the event that further investigation proves this to be true, the board intends to demand or take other such action to obtain recoupment

Consulting Agreements with Officers

Mr. Russo and Mr. Wright, or Chief Executive Officer and Chief Operations Officer respectively are compensated $5,000 per month. Currently the compensation is being paid in stock. The agreements contemplate that this monthly compensation will be paid in cash when the Company can afford to do so, and we also contemplate that the compensation amount will be increased to competitive market rates when the Company is financially able to do so. In addition, there will be additional consideration paid through the issuance of the Company’s restricted stock. However , at the time of this filing the officers hold no equity. The agreement further contemplates that the Company and these individuals will negotiate a performance-related bonus plans based on certain milestones which will be agreed upon within the first 90-days following the execution of the agreements..

Director Compensation

The following table sets forth director compensation as of July 31, 2012:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(1)
Unless otherwise indicated, based on 2,216,225,490  shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)
Indicates one of our officers or directors. With regard to Mr. Lehman, it has been represented by Mr. Christopher LeClerc, our former CEo and sole director that Mr. Lehman has resigned as Secretary and that that occurred subsequent to Mr. Leclerc’s termination in September 26, 2012. The Company has been unsuccessful thus far in contacting Mr. Lehman for verification of his resignation and we have received no notification of any kind regarding Mr. Lelhman’s status as an officer of the Company as of the date of this filing.

(3)	Unless indicated otherwise, the address of the shareholder is 16213 S. Western Ave, Gardenia, CA 90247.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended July 31, 2012 and 2011, Peter Messineo, CPA, charged us $7,000 and $2,500 in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.

Tax Fees

During the year ended July 31, 2011, Peter Messineo, CPA billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended July 31, 2011, Peter Messineo, CPA did not bill us any amounts for any other fees.

Of the fees described above for the year ended July 31, 2012 and 2011, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

FBC Holding, Inc.

Dated: November 21, 2012	By:	/s/ Frank Russo
Frank Russo
Chief Executive Officer,
and Director

Dated: November 21, 2012	By:	/s/ Kevin Wright
Keving Wright
Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 21, 2012	By:	/s/ Frank Russo
Frank Russo
Chief Executive Officer
and Director