Form 10-Q
period 2012-10-31
FBC Holding, Inc.
filed 2013-01-23
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-52854

FBC HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-1026782 (I.R.S. Employer Identification No.)
60 Cedar Lake West Denville, NJ (Address of principal executive offices)	07834 (Zip Code)

Registrant’s telephone number, including area code    (201) 213-2504

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 14, 2013, there were 3,956,339,123 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1   Financial Statements

FBC Holding, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2012	July 31, 2012
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$10	$2,877
Total Current Assets	10	2,877

Total Assets	$10	$2,877

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	275,052	282,352
Accrued Interest	492,306	460,657
Equity Obligations	1,516,201	1,641,307
Convertible Notes Payable	655,629	604,083
Derivative Liability	938,165	983,346
Total Current Liabilities	3,877,353	3,971,745

Total Liabilities	3,877,353	3,971,745

Stockholders Deficit
Preferred Stock .001 Par Value, 5,000,000 shares authorized, 2,500,000 issued and outstanding, Series A preferred	2,500	2,500
Common Stock .001 Par Value; 5,000,000,000 shares authorized; 2,651,536,727 and 2,216,225,459 shares issued and outstanding, respectively	2,651,536	2,216,225
Additional paid in capital	17,489,966	17,800,171
Defitcit accumlated during the development stage	(24,021,345)	(23,987,764)
Total Stockholders' Deficit	(3,877,343)	(3,968,868)

Total Liabilities and Stockholders' Equity	$10	$2,877

See accompanying notes to the consolidated financial statements

 FBC HOLDING, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		May 30, 2006
	October 31,		(inception) through
	2012	2011	October 31, 2012

Revenue	$-	$14,500	$33,500
Cost of sales	-		18,186
	-	14,500	15,314

Expenses
General Selling and Adminstrative	39,990	68,405	2,318,666
Depreciation	-	-	1,889
Warrant Expense	-	-	861,694
Conversion Fee	-	-	1,631,500
Land Claim Fees	-	-	597,957
Non Cash Compensation	-	-	12,614,337
Amortization of Deferred Finance Charges	-	-	533,668
Impairment of Goodwill	-	-	2,236,667
	39,990	68,405	20,796,378

Gain(Loss) on Operations	(39,990)	(53,905)	(20,781,064)

Other Income (expense)
Change in Derivative Liability	45,181	-	(584,642)
Legal Settlement	-	-	(40,000)
Amortization of Debt Discount	(14,220)	-	(2,001,721)
Interest Expense	(24,552)	(7,156)	(629,511)
	6,409	(7,156)	(3,255,874)

Net Income (Loss) before provision for income tax	(33,581)	(61,061)	(24,036,938)

Provision for income tax	-	-	-

Net Income(Loss) from Continuing Operations	(33,581)	(61,061)	(24,036,938)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553), net of tax	-	-	15,593

Net Income (Loss)	$(33,581)	$(61,061)	$(24,021,345)

Net Income(Loss) per share Basic and Fully Diluted, From:
Continuing operations	$(0.00)	$(0.00)
Discontinuted operations	-	-
Combined	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	2,433,881,093	389,184,198

See accompanying notes to the consolidated financial statements

FBC Holding, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended		May 30, 2006
	October 31,		inception through
	2012	2011	October 31, 2012

Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(33,581)	$(61,061)	$(24,021,345)
Less: Gain from discontinued operations	-	-	15,593
Net loss from continuing operations	(33,581)	(61,061)	(24,036,938)

Adustments:
Stock issued for services	-	17,221	14,626,163
Impairment of goodwill	-	-	1,998,131
Conversion Fee	-	-	1,703,665
Amortization of debt discount	14,220	-	521,926
Depreciation	-	-	1,062
Change in derivative	(45,181)		584,642
Deferred financing fees	-	-	391,807
Changes in assets & liabilities from continuing operations:
Prepaids	-	(17,000)	108,500
Accounts Payable	(7,300)	-	275,052
Accrued Expenses	31,649	3,578	492,306
Cash flow from operating activities by continuing operations	(40,193)	(57,262)	(3,333,684)
Cash Flow from investing activities
Purchase of fixed assets	-	-	-
Net cash provided by (used for) from investing activities	-	-	-

Cash Flow from Financing activities
Notes payable - borrowings	37,326	52,500	2,423,849
Notes payable - payments	-	-	(8,847)
Issuance of stock	-	-	918,692
Net cash provided by (used for) from financing activities	37,326	52,500	3,333,694

Net cash used in continuing operations	(2,867)	(4,762)	10

Cash Flow from discontinued operations	-	-	-

Net change in cash	(2,867)	(4,762)	10

Beginning cash	2,877	9,438

Ending cash	$10	$4,676	$10

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$3,304
Income Taxes	$-	$-	$-

Non-cash Transactions
During the year ended July 31, 2011, the Company issued 25,000,000 shares of common stock for acquired assets as follows:
Assets acquired	$-	$-	1,278,131
Impairment of goodwill	-	-	(1,250,000)
Expenses of acquisition	-	-	(28,131)
Assets reported July 31, 2011	$-	$-	$-

Preferred stock issued in exchange for debt	$-	$-	$1,612,062
Common stock issued in exchange for debt	$125,106	$-	$332,726

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended October 31, 2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Historically, FBC Holdings, Inc., a Nevada corporation (the "Company"), was incorporated as Wave Uranium Holding and its business was to acquire mineral land positions.  In October 2009 the Company was re-domiciled as a Nevada corporation under the name FBC Holding Corp.  On July 21, 2009, the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), at which time the Company abandoned its former business plan in the industry of mining and land acquisition. FBC Holdings, Inc. - - California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement called for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company. The stock was issued in November 2009. The new entity was to focus in three areas:  (i) branding (product placement) in television production, movies, etc.; (ii) the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc.; and (iii) internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.   The acquisition did not work out according to the Company’s plan and the Company returned all interest in FBC Holdings, Inc. – California, in exchange for the return for return of all the 8 million shares of the Company’s common stock.  On August 11, 2010, the Company signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement the Company purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.  Since the Super Rad’s inception it has emerged at the forefront of the collectible art world, by producing innovative and high-quality vinyl collectibles.   In early 2012 the Company entered into an agreement with Todd Whanish to purchase his web platform in order to get involved in the online toy business, catering to artists and the toy industry in general.  While the Company will still be involved in the production of high-quality vinyl collectibles it plans on making the new acquisition of Mr. Whanish’s web platform its primary business focus.  This purchase also provides the Company with the ability to earn additional revenues in areas ancillary to the sale of actual toys, such as apparel and jewelry.  Additionally the Company has decided to move toward a web based approach, using the URL: www.urtoice.com .  In furtherance of this new business focus, the Company has been coding and signing artists as it prepares for the launch.  Additionally, the Company has signed a license agreement with Sport Technology, Inc., a California corporation, under which the Company acquired the exclusive licensing rights to develop, market and sell certain products owned by Sport Technology, including, but not limited to, Flowboard, Flow Saucer, and Snowskate.  The Company also entered into a consulting agreement with Sport Technology Inc. and Michael Kern, under which Sport Technology and Michael Kern will provide consulting services related to the development, marketing and sale of the licensed products.

DEVELOPMENT STAGE COMPANY

The Company is in the development stage and has not yet realized any revenues from its planned operations, but we anticipate we will have revenues in our fiscal year ended July 31, 2013.  Our business plan is market and distribute the FBC Flowboard to continue to develop our existing toys, attempt to develop and/or license new toy ideas, and sell toys via retailers, wholesale accounts and online.

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

BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended October 31, 2012 and 2011; (b) the financial position at October 31, 2012; and (c) cash flows for the three month periods ended October 31, 2012 and 2011, have been made.

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

AFC Topic 820, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2012 and 2011.

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

At October 31, 2012 and 2011 the Company had net operating loss carryforwards of approximately $20,000,000 and $14,000,000 which begin to expire in 2026. The Deferred tax asset of approximately $3,100,000 and $2,090,000 in 2012 and 2011 has been offset by a 100% valuation allowance. The change in the valuation allowance in 2012and 2011 was $1,010,000 and $1,090,000, respectively.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period ended October 31, 2012, the Company incurred a net loss of $33,581.

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

Wave Uranium Notes

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

The Company is obligated to file a registration statement registering the resale of shares of (i) the Common Stock issuable upon conversion of the Debentures, (ii) the Common Stock issuable upon exercise of the Warrants, and (iii) the shares of common stock issuable as payment of interest on the Debenture. If the registration statement is not filed within 45 days from the final closing, or declared effective within 105 days thereafter (120 days if the registration statement receives a review by the SEC), the Company is obligated to pay the investors certain fees in the amount of 2% of the total purchase price of the Debentures, per month, and the obligations may be deemed to be in default..

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

The features of the notes resulted in the recognition of a derivative liability.  The Company re-valued the features using the Black-Scholes Model, which resulted in a potential liability of $938,165 as of October 31, 2012.

Assumptions used in the original derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.06%
Expected lives (years)	.18
Expected price volatility	134.6%
Forfeiture Rate	0.0%

During the year ended July 31, 2012 and through the current period, the series of agreements required the lender to perform certain additional services, including management and satisfaction of certain of the Company’s liabilities.  Each series of notes included compensation for the management function, recorded as expense and added to the convertible notes face value.  Additionally, the services called for compensation in shares to be issued.  Under these individual agreements, the Company is obligated to issue the lender 117,045,353 shares of common stock for these financing services, which were valued at the fair market value of the stock at the date of origination (grant date), resulting in $391,807 of financing costs (operating expense) and a corresponding recognition of the equity obligation.  During the period ended October 31, 2012 the Company issued 435,311,268 shares of common stock, valued at $125,106.  The balance due, as of October 31, 2012 is valued at $266,701.

The balance due under all notes payable at October 31, 2012 and July 31, 2012 and 2011 was $655,629 and $$604,083 (net of $14,220 of unamortized debt discounts), respectively with all notes currently due or subject to conversion..

Notes payable at October 31, 2012 and July 31, 2011 consist of the following:

	July 31, 2012	July 31, 2012
Demand note payable, dated June 24, 2012, 18% interest rate, maturing June 24, 2013	$7,500	$7,500
Convertible notes payable, all under identical terms of 8% interest, maturing in 30 days from issuance date, convertible into common shares at 50% discount to average five day trading price at date of request	648,129	610,803
Debt discount assigned to convertible notes payable	-	(14,220)
	655,629	604,083
Current maturities of debt	655,629	604,083
Long-term portion of debt	$-	$-

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

(4) STOCKHOLDERS' EQUITY

As of October 31, 2012 and July 31, 2012, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 shares issued and outstanding for each period presented.

As of June 13, 2012, the Company has authorized 5,000,000,000 shares of common stock.

(5) STOCK OPTIONS AND WARRANTS

At October 31, 2012, and 2011 the Company had stock options and warrants outstanding as described below.

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

During fiscal year 2008 the Company granted 20,833 common stock warrants in connection with debenture borrowings as more fully described in Note 3. In addition the Company issued 1,828 warrants to various individuals and entities for compensation, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $150 per share with the warrant terms expiring in November and December of 2009. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.2%, dividend yield of 0%, expected life of 2 years, volatility of 26%. The Company recorded total compensation expense under these warrant issuances of $861,694 in fiscal year 2008.  As of October 31, 2012, all of the 2008 warrant grants of 22,661 expired.

The Company issued 100,000 warrants in 2009 under a $150,000 convertible debenture, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $1 per share with the warrant terms expiring in July 2014. The warrants were out of the money with no material recording value. At October 31, 2012 these warrants were not exercised and remain outstanding.

(7) CONTINGENCIES

In November 2008 a note holder filed a legal action against the Company in the Superior Court of Orange County, California alleging breach of contract and other malfeasance and seeking damages of approximately $225,000. The Company disputed the allegations, however on August 8, 2012; the Company has reached a settlement agreement in the amount of $40,000.  Under an arrangement, payments in the amount of $7,000 have been paid.

(8) RELATED PARTY TRANSACTIONS

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

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q of FBC Holding, Inc. for the period ended October 31, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

DEVELOPMENT STAGE COMPANY

We are in the development stage and have not yet realized any revenues from our planned operations, but we anticipate we will have revenues in our fiscal year ended July 31, 2013, beginning with our quarter ended January 31, 2013. Our business plan is to continue to develop our existing toys, as well as attempt to develop and/or license new toy ideas, and sell toys via retailers, wholesale accounts and online.

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

Results of Operations for the Three Months Ended October 31, 2012 and 2011

Introduction

For the three months ended October 31, 2012, we did not generate any revenue in the current quarter.  As a result our selling, general and administrative expenses do not contain any costs of sales.  With our lack of revenues and our expenses for the three months October 31, 2012, we had a net loss of $33,581.  For the three months October 31, 2011, we had no revenue and no cost of sales.  We had a net loss of 61,061, for three months October 31, 2011.  An explanation of these numbers and how they relate to our business is contained below.

Revenues

Revenues for the three months ended October 31, 2012 and 2011were $0 and $14,500, respectively.  Prior year revenues were generated from trade show sales. We did not have any revenue in the current year, as we were focusing on securing the marketing rights and distribution channels; engaging new directors and management; and addressing numerous unresolved issues subsequent to our change in management. We expect to have revenue in future quarters, but the amount will be dependent on a variety of factors and there is no guarantee we will be successful.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the three months October 31, 2012 our selling and distribution expenses were $39,990, compared to $68,405 for the three months October 31, 2011.  Our selling, general and administrative expenses for the three months October 31, 2012 were less than the same period one year ago due to our decrease in operations.  Our selling, general and administrative expenses primarily consisted of professional expenses (legal, accounting and auditing), management consulting and other costs incurred related to the public reporting and attainment of working capital to commence our business operations.

Non-Cash Compensation

Our non-cash compensation for the three months October 31, 2012 and 2011was $0 and $17,221, respectively.  This significant decrease in our non-cash compensation was primarily due to the fact that in the three-month period ended October 31, 2011, we paid several consultants and services providers for their services with shares of our common stock.  This is a practice we are trying to cease and instead we are trying to borrow the funds we need to continue our business until we generate revenues from our operations sufficient to pay for such services, which may not ever occur.

Interest Expense

For the three months October 31, 2012 and 2011, our interest expense was $24,552 and $7,156, respectively.  Our interest expense for both periods relates to our notes payable.

Net Income (Loss)

Our net loss for the three months ended October 31, 2012 was $33,581 compared to $61,061.  Our net loss was less this year due to non-cash stock compensation, in the amount of $17,221 during 2011.  As noted above, we do not plan to resume paying consultants through the issuance of our securities in the near future, but instead to raise money through the sale of our securities or debt in order to pay consultants and other necessary personnel.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and borrowing from various sources. At October 31, 2012, our cash totaled $10 and we had negative working capital of $3,877,343.

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

As a result our audited financial statements for the year ended October 31, 2012 contain an explanatory note (footnote 2) to the effect that our ability to continue as a going concern is dependent on our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Cash Flows

The following table sets forth our cash flows for the three months ended October 31:

	2012	2011
Provided by (used in):
Operating activities	$(40,193)	$(57,262)
Investing activities	-	-
Financing activities	37,326	52,500
Net Cash Used in Continuing Operations	$(2,867)	$(4,762)

Cash Flows for the Nine Months Ended October 31, 2012 and 2011

Operating Activities

Net cash provided by (used in) operating activities was ($40,193) and (57,262) for the three months ending October 31, 2012 and 2011, respectively. Cash was used primarily to meet the administrative requirements.

Investing Activities

Net cash provided by (used in) investing activities was $0 for the three months ended October 31, 2012 and 2011.

Financing Activities

Net cash provided by financing activities was $37,326 for the three months ended October 31, 2012, compared to $52,500 for the comparable three months ended October 31, 2011.  The cash provided by financing activities for the nine months October 31, 2012, consisted of convertible debt borrowings.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4   Controls and Procedures

(a)              Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of October 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

 In October, 2012 the board of directors engaged an independent accountant to perform all bookkeeping functions for the company. The books were previously maintained by the CEO who was terminated by the board on September 24, 2012. The independent accountant will have the ability to make payments on behalf of the company at the direction of the board of directors.

PART II – OTHER INFORMATION

ITEM 1   Legal Proceedings

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

On August 14, 2012, we issued 15,555,556 shares of our common stock to Magna Group, LLC. in exchange for reduction of debt of $5,444.  The value placed on these shares was $0.0007 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Condor Financial Management SA is a sophisticated investor and familiar with our operations.

On August 20, 2012, we issued 16,000,000 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $3,200.  The value placed on these shares was $0.0004 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On September 11, 2012, we issued 40,000,000 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $20,000.  The value placed on these shares was $0.001 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On September 17, 2012, we issued 77,860,870 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $19,465.  The value placed on these shares was $0.0005 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On October 2, 2012, we issued 55,228,659 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $19,330.  The value placed on these shares was $0.0007 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On October 11, 2012, we issued 230,666,183 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $57,667.  The value placed on these shares was $0.0005 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

ITEM 3   Defaults Upon Senior Securities

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

The company is currently in default on several of its senior secured notes..

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

(1)	Filed with the Registration Statement on Form SB-2 on September 27, 2006, file number 333-137,613 and incorporated by reference to this Report.
(2)	Filed with the Current Report on Form 8-K dated June 18, 2007 and incorporated by reference to this Report.
(3)	Filed with the Current Report on Form 8-K dated October 9, 2007 and incorporated by reference to this Report.
(4)	Filed with our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed November 13, 2007, and incorporated by reference to this Report.
(5)	Filed with Current Report on Form 8-K dated March 20, 2008 and incorporated by reference to this Report.
(6)	Filed with Current Report on Form 8-K/A dated August 11, 2010 and incorporated by reference to this Report.
(7)	Filed with Current Report on Form 8-K dated March 31, 2011 and incorporated by reference to the Report.
(8)	Filed with Current Report on Form 8-K dated July 12, 2011 and incorporated by reference to this Report.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FBC Holding, Inc.

Dated: January 14, 2013		/s/ Frank Russo
	By:	Frank Russo
President, Chief Executive Officer, Chief Financial Officer and Sole Director