Form 10-Q
period 2013-01-31
FBC Holding, Inc.
filed 2013-04-24
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 18, 2013, there were 38,366,153 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1   Financial Statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$1,360	$2,877
Total Current Assets	1,360	2,877
Other Assets	41,592	-
Total Assets	$42,952	$2,877

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	300,532	282,352
Accrued Interest	527,135	460,657
Equity Obligations	1,466,039	1,641,307
Convertible Notes Payable	751,249	604,083
Derivative Liability	888,003	983,346
Total Current Liabilities	3,932,958	3,971,745

Total Liabilities	3,932,958	3,971,745

Stockholders’ Deficit *
Preferred Stock .001 Par Value, 5,000,000 shares authorized, 2,500,000 issued and outstanding, Series A preferred	2,500	2,500
Common Stock .001 Par Value; 5,000,000,000 shares authorized; 7,912,678 and 4,432,451 shares issued and outstanding, respectively	7,913	4,432
Additional paid in capital	20,183,751	20,011,964
Deficit accumulated during the development stage	(24,084,170)	(23,987,764)
Total Stockholders' Deficit	(3,890,006)	(3,968,868)

Total Liabilities and Stockholders' Equity	$42,952	$2,877

* Retroactively restated common stock for 1 for 500 reverse stock split approved December 26, 2012.

See accompanying notes to the consolidated financial statements

FBC HOLDING INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended January 31,		For the Six Months Ended January 31,		May 30, 2006
					(inception) through
	2013	2012	2013	2012	January 31, 2013
Revenue	$-	$19,000	$-	$33,500	$33,500
Cost of sales	-		-		18,186
	-	19,000	-	33,500	15,314
Expenses
General Selling and Administrative	60,558	48,723	155,755	120,706	2,434,431
Depreciation	-	-	-	-	1,889
Warrant Expense	-	-	-	-	861,694
Conversion Fee	-	57,300	-	57,300	1,631,500
Land Claim Fees	-	-	-	-	597,957
Non Cash Compensation	-	17,221	-	17,221	12,614,337
Amortization of Deferred Finance Charges	-	-	-	-	533,668
Impairment of Goodwill					2,236,667
	60,558	123,244	155,755	195,227	20,912,143
Gain(Loss) on Operations	(60,558)	(104,244)	(155,755)	(161,727)	(20,896,829)

Other Income (expense)
Change in Derivative Liability	50,162	-	95,343	-	(534,480)
Legal Settlement					(40,000)
Amortization of Debt Discount			(14,220)		(2,001,721)
Interest Expense	(13,082)	(3,000)	(21,774)	(6,578)	(626,733)
	37,080	(3,000)	59,349	(6,578)	(3,202,934)
Net Income (Loss) before provision for income tax	(23,478)	(107,244)	(96,406)	(168,305)	(24,099,763)
Provision for income tax	-	-	-	-	-

Net Income(Loss) from Continuing Operations	(23,478)	(107,244)	(96,406)	(168,305)	(24,099,763)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553), net of tax	-	-	-	-	15,593

Net Income (Loss)	$(23,478)	$(107,244)	$(96,406)	$(168,305)	$(24,084,170)

Net Income(Loss) per share Basic and Fully Diluted, From:

Continuing operations	$(0.02)	$(0.53)	$(0.03)	$(0.83)
Discontinued operations	-
Combined	$(0.02)	$(0.53)	$(0.03)	$(0.83)

Weighted Average Number of Common Shares*	4,438,497	201,821	4,867,763	201,821

* retroactively restated common stock for 1 for 500 reverse stock split approved December 26, 2012.

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended January 31,		May 30, 2006 inception through January 31, 2013

	2013	2012
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(96,406)	$(168,305)	$(24,084,170)
Less: Loss from discontinued operations	-	-	(15,593)
Net loss from continuing operations	(96,406)	(168,305)	(24,099,763)

Adjustments:
Stock issued for services	-	17,221	14,640,859
Impairment of goodwill	-	-	1,998,131
Conversion Fee	-	57,300	1,703,665
Amortization of debt discount	51,546	-	559,252
Depreciation	-	-	1,062
Change in derivative	(95,343)		534,480
Deferred financing fees	-	-	391,807

Changes in assets & liabilities from continuing operations:
Prepaids and Other	(41,592)	(17,000)	66,908
Accounts Payable	18,180	-	291,399
Accrued Expenses	66,478	6,578	523,831
Cash flow from operating activities by continuing operations	(97,137)	(104,206)	(3,388,369)

Cash Flow from investing activities
Purchase of fixed assets	-	-	(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	95,620	96,500	2,482,143
Notes payable - payments	-	-	(8,847)
Issuance of stock	-	-	918,692
Net cash provided by (used for) from financing activities	95,620	96,500	3,391,988

Net cash used in continuing operations	(1,517)	(7,706)	1,360

Cash Flow from discontinued operations	-	-	-

Net change in cash	(1,517)	(7,706)	1,360

Beginning cash	2,877	9,438

Ending cash	$1,360	$1,732	$1,360

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$3,304
Income Taxes	$-	$-	$-

Non-cash Transactions
During the year ended July 31, 2011, the Company issued 25,000,000 shares of common stock for acquired assets as follows:
Assets acquired			1,278,131
Impairment of goodwill			(1,250,000)
Expenses of acquisition			(28,131)
Assets reported July 31, 2011	$-	$-	$-

Preferred stock issued in exchange for debt	$-	$-	$1,612,062
Common stock issued in exchange for debt	$175,268	$-	$382,888

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended January 31, 2013 and 2012

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Historically, FBC Holdings, Inc., a Nevada corporation (the "Company"), was incorporated as Wave Uranium Holding and its business was to acquire mineral land positions.  In October 2009 the Company was re-domiciled as a Nevada corporation under the name FBC Holding Corp.  On July 21, 2009, the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), at which time the Company abandoned its former business plan in the industry of mining and land acquisition. FBC Holdings, Inc. - - California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement called for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company. The stock was issued in November 2009. The new entity was to focus in three areas:  (i) branding (product placement) in television production, movies, etc.; (ii) the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc.; and (iii) internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.   The acquisition did not work out according to the Company’s plan and the Company returned all interest in FBC Holdings, Inc. – California, in exchange for the return for return of all the 8 million shares of the Company’s common stock.  On August 11, 2010, the Company signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement the Company purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.   In early 2012 the Company entered into an agreement with Todd Whanish to purchase his web platform in order to get involved in the online toy business, catering to artists and the toy industry in general.  Current management has, after examining the data regarding the cost of the necessary portal and related costs and finding that the anticipated margins were less than 8%, discontinued this line of business.   Previous management had announced that the Company had entered into licensing agreements with Sports Technology, Inc. (“Sports Technology”) for the exclusive worldwide marketing and distribution of all of Sports Technology’s existing intellectual property (“IP”). Sports Technology represented that among this IP was an agreement with the owners of the Flowboard design and distribution rights which granted Sports Technology assignable and exclusive rights to marketing and distribution of the Flowboard and other products and other ancillary rights of usage. Notwithstanding the Company’s previous announcements, and Sports Technology’s representations, current management has found no evidence of an existing agreement between the Company and Sports Technology assigning such rights, nor has Sports Technology been able to provide the Company with any documentation that it actually possesses any rights to the IP that it sought to convey to the Company. FBC Holding has thus terminated all agreements and relationships with Sport Technology and advises its shareholders that Management’s position is that the company holds no exclusive marketing agreements for the Flowboard. Notwithstanding that, we have taken possession of certain inventory including Flowboards, Snow Skates and skateboards and will continue to market and sell these products on a non-exclusive basis. Management is currently investigating additional lines of business to incorporate into FBC Holding’s current menu of products.

DEVELOPMENT STAGE COMPANY

The Company is in the development stage and has realized minimal revenues from its planned operations, but we anticipate we will have revenues in our fiscal year ended July 31, 2013.  Our business plan is market and distribute the remaining inventory of  Flowboard, skateboards, and Snow-Skates and investigate additional lines of business.

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

BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended January 31, 2013 and 2012; (b) the financial position at January 31, 2013; and (c) cash flows for the three month periods ended January 31, 2013 and 2012, have been made.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

AFC Topic 820, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013 and 2012.

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

INCOME TAX

The Company accounts for income taxes under ASC 720, Under ASC 720 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At January 31, 2013 and 2012 the Company had net operating loss carry-forwards of approximately $20,000,000 and $14,000,000 which begin to expire in 2026. The Deferred tax asset of approximately $3,100,000 and $2,090,000 in 2013 and 2012 has been offset by a 100% valuation allowance.

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

The Company has experienced significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  The Company has a history of losses, which have resulted in a substantial accumulated deficit during the business development stage.  The Company may continue this trend, until such time that revenues generated are sufficient to cover the operating expenses incurred.

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

(3) NOTES PAYABLE

Wave Uranium Notes

On March 20, 2008, Wave Uranium Holding (the "Company") entered into a securities purchase agreement (the "Agreement") with accredited investors (the "Investors") pursuant to which the Investors purchased an aggregate principal amount of $1,562,500 of 8% Original Issue Discount Senior Secured Convertible Debentures for an aggregate purchase price of $1,250,000 (the "Debentures"). The Debentures bore interest at 8% and mature twenty-four months from the date of issuance. The Debentures were convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.25 ("Initial Conversion Price").  These notes were converted to preferred shares with an exercise price of $0.625 prior to the reverse split.

In connection with the Agreement, each Investor received a warrant to purchase such number of shares of common stock equal to their subscription amount divided by the Initial Conversion Price ("Warrants"). Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $90 prior to the reverse split. The investors may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Investors exercise the Warrants on a cashless basis, then we will not receive any proceeds.  The conversion price of the Debentures and the exercise price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

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

Additionally the Company has shown the current portion of the debt in current liabilities; also the Company has discounted the note under the interest method and is amortizing the debt discount over the life of the loan. On July 6, 2009 the debenture terms were amended with the interest rate being changed to nil (0.00%) and the conversion price changed to $.62 per share prior to the reverse split.

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan, which has been fully amortized in prior years. The Company's potential equity cost from the conversion feature and attached warrants of $1,249,500 was recorded as an equity obligation liability in 2008. The equity obligation expires five years from amended date, July 6, 2009). As of January 31, 2013, there have been no conversions and the equity obligation is presented as a current liability in the amount of $1,249,500.

FBC Holding Notes

The Company entered into a financing agreement with a lender, which provides for incremental installments resulting in a series of convertible notes.  The terms of these notes include interest payable at the rate of 8%, maturing in three (3) months from the origination date.  The notes are convertible at 50% of the lowest trading price during the five (5) days prior to the date of the conversion request.

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

The features of the notes resulted in the recognition of a derivative liability.  The Company re-valued the features using the Black-Scholes Model, which resulted in a potential liability of $888,003 as of January 31, 2013.

Assumptions used in the original derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.06%
Expected lives (years)	.18
Expected price volatility	134.6%
Forfeiture Rate	0.0%

During the year ended July 31, 2012 and through the current period, the series of agreements required the lender to perform certain additional services, including management and satisfaction of certain of the Company’s liabilities.  Each series of notes included compensation for the management function, recorded as expense and added to the convertible notes face value.  Additionally, the services called for compensation in shares to be issued.  Under these individual agreements, the Company is obligated to issue the lender shares of common stock for these financing services, which were valued at the fair market value of the stock at the date of origination (grant date) and a corresponding recognition of an equity obligation.  During the six month period ended January 31, 2013 the Company issued 3,480,227 shares of common stock, valued at $175,268.  The balance due, as of January 31, 2013 is valued at $216,539.

The balance due under all notes payable at January 31, 2013 and July 31, 2012 was $751,249 and $604,083 (net of $0 of unamortized debt discounts), respectively with all notes currently due or subject to conversion.

Notes payable at January 31, 2013 and July 31, 2011 consist of the following:

	January 31, 2013	July 31, 2012
Demand note payable, dated June 24, 2012, 18% interest rate, maturing June 24, 2013	$7,500	$7,500
Convertible notes payable, all under identical terms of 8% interest, maturing in 30 days from issuance date, convertible into common shares at 50% discount to average five day trading price at date of request	743,749	610,803
Debt discount assigned to convertible notes payable	-	(14,220)
	751,249	604,083
Current maturities of debt	751,249	604,083
Long-term portion of debt	$-	$-

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan, which has been fully amortized in prior years. The Company's potential equity cost from the conversion feature and attached warrants of $1,249,500 was recorded as an equity obligation liability in 2008. The equity obligation expires five years from amended date, July 6, 2009). As of January 31, 2013 and 2012, there have been no conversions and the equity obligation is presented as a current liability in the amount of $1,249,500.

(4) STOCKHOLDERS' EQUITY

As of January 31, 2013 and July 31, 2012, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 shares issued and outstanding for each period presented.

(5) NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company accounts for non-employee stock options and warrants under ASC718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

During fiscal year 2008 the Company granted 20,833 common stock warrants in connection with debenture borrowings as more fully described in Note 3. In addition the Company issued 1,828 warrants to various individuals and entities for compensation, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $150 per share with the warrant terms expiring in November and December of 2009. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.2%, dividend yield of 0%, expected life of 2 years, volatility of 26%. The Company recorded total compensation expense under these warrant issuances of $861,694 in fiscal year 2008.  As of January 31, 2013, all of the 2008 warrant grants of 22,661 expired.

The Company issued 100,000 warrants in 2009 under a $150,000 convertible debenture, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $1 per share with the warrant terms expiring in July 2014. The warrants were out of the money with no material recording value. At January 31, 2012 these warrants were not exercised and remain outstanding.

(6) CONTINGENCIES

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

(7) RELATED PARTY TRANSACTIONS

The Company has consulting contracts with its two officers and directors.  In November 2012 the Company and the officers/directors executed an agreement for the services of these directors for $5,000 per month, which amount would be adjusted by an agreement between the parties based upon the relative levels of effort during the period.

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

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q of FBC Holding, Inc. for the period ended January  31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

DEVELOPMENT STAGE COMPANY

We are in the development stage and have not yet realized any revenues from our planned operations, but we anticipate we will have revenues in our fiscal year ended July 31, 2013, beginning with our quarter ended April 30, 2013. Our business plan is to continue to sell our existing inventory of Flowboards, skateboards and Snow Skates, and to investigate additional lines of business which to incorporate into the holding company.

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

Results of Operations for the Three Months Ended Janaury 31, 2013 and 2012

Introduction

For the three and six months ended January 31, 2013, we did not generate any revenue.  As a result our selling, general and administrative expenses do not contain any costs of sales.  With our lack of revenues and our expenses for the three and six months January 31, 2013, we had a net loss of $73,640 and $146,568, respectively.  For the three and six months January 31, 2012, we had minimal revenue and minimal cost of sales.  We had a net loss of $$107,244 and $168,305 for three and six months ended January  31, 2012, respectively.  An explanation of these numbers and how they relate to our business is contained below.

Revenues

Revenues for the three and six months ended January 31, 2013 and 2012were $0 and $0, respectively.   We did not have any revenue in the current year, as we were focusing on securing the marketing rights and distribution channels; engaging new directors and management; and addressing numerous unresolved issues identified subsequent to our change in management. We expect to have revenue in future quarters, but the amount will be dependent on a variety of factors and there is no guarantee we will be successful.  For the three and six months ended January 31, 2012 we had revenues of $19,000 and $33,500, respectively, derived from trade shows.

On January 4, 2013 the Company closed a transaction with Sport Technology and Fulfillment Express, Inc. (“FEX”) in which we were assigned ownership of certain inventory consisting of skateboards, Flowboards and Snow Skates valued at $7,155. The Company paid $500 in cash at closing and agreed to assume the existing obligations of Sport Technology to FEX at a 50% discount, or $1,757.63 (the “FEX Obligation”). We agreed to pay the FEX Obligation from the proceeds of the sale of the Inventory which we expect to occur in Q3 of 2013. We also agreed to assume Sports Technology’s prospective obligations under their then-existing contract for fulfillment services with FEX anticipated to be approximately $250 per month until cancelled.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended January 31, 2013 and 2012 were $60,558, $123,244, $155,755 and $161,727, respectively.    Our selling, general and administrative expenses primarily consisted of professional expenses (legal, accounting and auditing), management consulting and other costs incurred related to the public reporting and attainment of working capital to commence our business operations.

Non-Cash Compensation

Our non-cash compensation for the six months ending January 31, 2013 and 2012 was $0 and $17,221, respectively.

Net Income (Loss)

Our net loss for the six months ended January 31, 2013 was $96,406 compared to $168,305.  Our net loss was less this year due to non-cash stock compensation, in the amount of $17,221 during 2012.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and borrowing from various sources. At January 31, 2013, our cash totaled $1,360 and we had negative working capital of $3,949,988.

Our existing sources of liquidity, along with cash expected to be generated from sales, will likely not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. If that is the case we may need to seek to obtain additional debt or equity financing, especially if setbacks to our operating plans, fail to liquidate our current inventory of Flowboards, skateboards and Snow Skates, and experience delays, fail to identify or fail to consummate a definitive purchase/sales transaction with a viable existing business or promising early-stage company, or; if we do identify and close a transaction with a promising business and we experience downturns or cyclical fluctuations in that business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of providing services or of raw material and manufacturing, or lose a significant customer, or experience increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

As a result our audited financial statements for the year ended July 31, 2012 contain an explanatory note (footnote 2) to the effect that our ability to continue as a going concern is dependent on our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Cash Flows

The following table sets forth our cash flows for the three months ended January 31:

	2012	2011
Provided by (used in):
Operating activities	$(97,137)	$(104,206)
Investing activities	-	-
Financing activities	95,620	96,500
Net Cash Used in Continuing Operations	$(1,517)	$(7,706)

Cash Flows for the Nine Months Ended January 31, 2012 and 2012

Operating Activities

Net cash provided by (used in) operating activities was ($97,137) and (104,206) for the six months ending January 31, 2013 and 2012, respectively. Cash was used primarily to meet the administrative requirements.

Investing Activities

Net cash provided by (used in) investing activities was $-0- for the six months ended January 31, 2013 and 2012.

Financing Activities

Net cash provided by financing activities was $95,620 for the six months ended January 31, 2013, compared to $96,500 for the comparable six months ended January 31, 2012.  The cash provided by financing activities consisted of convertible debt borrowings.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4   Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer has concluded that as of January 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

(b)           Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we have engaged a third-party firm to assist us in remedying this material weakness.

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

We have accumulated considerable debt which has a conversion feature

The company currently has approximately $710,000 in convertible debt, plus interest, of which, we anticipate, all or a portion will be converted into common shares at a discount to market. This may result in material dilution of the present shareholders and may negatively impact our stock price.

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

We presently have very little operating capital and are dependent upon future fundraising efforts to provide the minimum capital necessary to continue our business.  Such fundraising efforts may include the sale of additional shares of the Company or could involve commercial or institutional borrowing.  Although we believe that our status as a publicly-traded company will enhance our ability to raise additional capital, our financial condition is dire and we are currently operating with no or very little working capital and several loan obligations.  We cannot assure you that capital will be available to meet the costs of our operations, or that it will be available on acceptable terms.  Even if we raise the maximum amount of fundraising, we will still need to raise additional capital to operate our Company.  Presently, we have no commitments or arrangements from commercial lenders or other sources.

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

In April, 2011, we issued 300 shares to Seafin Capital, LLC, in exchange for an equity investment of $12,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Seafin Capital, LLC, is a sophisticated investor and familiar with our operations.

On May 11, 2011, we issued 333 shares to Seafin Capital, LLC, in exchange for an equity investment of $25,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Seafin Capital, LLC, is a sophisticated investor and familiar with our operations.

On May 20, 2011, we issued 4,000 shares to Panther Consulting Corp., in exchange for debt conversion of $2,000, valued at $0.001 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Island is a sophisticated investor and familiar with our operations.

On May 21, 2011, we issued 8,000 shares to MGMT4 Personal Services, in exchange for consulting services and were valued at approximately $0.015 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Island is a sophisticated investor and familiar with our operations.

On February 13, 2012, we issued 14,970 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $26,198.  The value placed on these shares was $0.0035 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On February 14, 2012, we issued 14,705 shares of our common stock to Condor Financial Management SA in exchange for reduction of debt of $36,765.  The value placed on these shares was $0.005 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Condor Financial Management SA is a sophisticated investor and familiar with our operations.

On April 17, 2012, we issued 20,200 shares of our common stock to Condor Financial Management SA in exchange for reduction of debt of $13,130.  The value placed on these shares was $0.0013 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Condor Financial Management SA is a sophisticated investor and familiar with our operations.

On February 13, 2012, we issued 21,200 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $37,100.  The value placed on these shares was $0.0035 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On April 26, 2012, we issued 166,667 shares to Crystal Falls Investments, LLC in exchange for reduction of debt sold of $33,333.  The value placed on these shares was $0.004 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Crystal Falls Investments, LLC is a sophisticated investor and familiar with our operations.

On June 29, 2012 the Company issued 66,000 shares of common stock to two consultants in exchange for services.  The shares were valued at their fair market value, $17,600, at the date of the grant.

On August 14, 2012, we issued 31,111 shares of our common stock to Magna Group, LLC. in exchange for reduction of debt of $5,444.  The value placed on these shares was $0.0007 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Condor Financial Management SA is a sophisticated investor and familiar with our operations.

On August 20, 2012, we issued 32,000 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $3,200.  The value placed on these shares was $0.0004 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On September 11, 2012, we issued 80,000 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $20,000.  The value placed on these shares was $0.001 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On September 17, 2012, we issued 155,721 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $19,465.  The value placed on these shares was $0.0005 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On October 2, 2012, we issued 110,457 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $19,330.  The value placed on these shares was $0.0007 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

On October 11, 2012, we issued 461,332 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $57,667.  The value placed on these shares was $0.0005 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

For the period December 2012 through January 2013 we issued 2,609,605 shares of our common stock to Capitoline Ventures II, LLC in exchange for reduction of debt of $50,162 of convertible debt.  The value placed on these shares was $0.0005 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

ITEM 3   Defaults Upon Senior Securities

The Company has an outstanding judgment against it in the amount of $238,152. As of March 18, 2013 the amount of this judgment with additional interest and legal fees grew to $309,070.53. The Creditor filed a Motion to Appoint a Receiver and on August1, 2012, the Court granted the motion.  The judgment was purchased from the Creditor by our Principal Creditor pursuant to a Release and Settlement agreement dated August 8, 2012. It is possible that the Principal Creditor will default on its obligations under Release and Settlement Agreement and the Creditor may choose to enforce the Motion to Appoint a Receiver or the Principal Creditor may opt to enforce the Motion.

The company is currently in default on several of its senior secured notes.

ITEM 4   Mine Safety Disclosure

There have been no events which are required to be reported under this Item.

ITEM 5   Other Information

On January 10, 2013, Peter Messineo, CPA declined to sit for re-appointment as the Company’s independent registered audit firm due to changes in his firm.  On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The reports of Peter Messineo, CPA as of and for the fiscal years ended July 31, 2012 and 2011 contained  no adverse  opinion or  disclaimer  of opinion and were not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to indicate that there was  substantial  doubt about the Company ability to continue as a going concern.

During the fiscal years ended  July 31, 2012 and 2011, and through each subsequent  period,  there have been no disagreements with  Peter Messineo, CPA on any matter of accounting principles or practices, financial statement disclosure  or  auditing  scope  or procedure,  which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make  reference  thereto in connection  with their report on the financial  statements for such years.

On January 10, 2013, The Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

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

FBC Holding, Inc.

Dated: April 19, 2013		/s/ Frank Russo
	By:	Frank Russo
President, Chief Executive Officer, Chief Financial Officer and Sole Director