Form 10-Q
period 2013-04-30
FBC Holding, Inc.
filed 2013-06-25
CIK 1370816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 21, 2013, there were 55,593,817 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1   Financial Statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2013	July 31, 2012
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$2,502	$2,877
Total Current Assets	2,502	2,877
Other Assets	5,158	-
Total Assets	$7,660	$2,877

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	235,944	282,352
Accrued Interest	776,560	460,657
Equity Obligations	1,290,339	1,641,307
Convertible Notes Payable	782,201	604,083
Derivative Liability	1,347,400	983,346
Total Current Liabilities	4,432,444	3,971,745

Total Liabilities	4,432,444	3,971,745

Stockholders’ Deficit *
Preferred Stock .001 Par Value, 5,000,000 shares authorized, 2,500,000 issued and outstanding, Series A preferred	2,500	2,500
Common Stock .001 Par Value; 5,000,000,000 shares authorized; 44,372,932 and 4,432,451 shares issued and outstanding, respectively	44,373	4,432
Additional paid in capital	20,408,991	20,011,964
Deficit accumulated during the development stage	(24,880,648)	(23,987,764)
Total Stockholders' Deficit	(4,424,784)	(3,968,868)

Total Liabilities and Stockholders' Equity	$7,660	$2,877

* Retroactively restated common stock for 1 for 500 reverse stock split approved December 26, 2012.

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		May 30, 2006
					(inception) through
	2013	2012	2013	2012	April 30, 2013
Revenue	$-	$-	$-	$33,500	$33,500
Cost of sales	-	-	-	18,186	18,186
	-	-	-	15,314	15,314
Expenses
General Selling and Administrative	139,796	41,274	295,551	143,794	2,574,227
Depreciation	-	-	-	-	1,889
Warrant Expense	-	-	-	-	861,694
Conversion Fee	-	27,132	-	84,432	1,631,500
Land Claim Fees	-	-	-	-	597,957
Non Cash Compensation	86,000	-	86,000	17,221	12,700,337
Amortization of Deferred Finance Charges	-	-	-	-	533,668
Impairment of Goodwill					2,236,667
	225,796	68,406	381,551	245,447	21,137,939
Gain(Loss) on Operations	(225,796)	(68,406)	(381,551)	(230,133)	(21,122,625)

Other Income (expense)
Change in Derivative Liability	(459,397)	-	(364,054)	-	(993,877)
Legal Settlement				-	(40,000)
Amortization of Debt Discount	(23,272)		(37,492)	-	(2,024,993)
Interest Expense	(88,013)	(15,000)	(109,787)	(21,578)	(714,746)
	(570,682)	(15,000)	(511,333)	(21,578)	(3,773,616)
Net Income (Loss) before provision for income tax	(796,478)	(83,406)	(892,884)	(251,711)	(24,896,241)
Provision for income tax	-	-	-	-	-

Net Income (Loss) from Continuing Operations	(796,478)	(83,406)	(892,884)	(251,711)	(24,896,241)

Discontinued Operations: Gain (Loss) from discontinued operations (including gain on disposal in 2007 of $28,553), net of tax	-	-	-	-	15,593

Net Income (Loss)	$(796,478)	$(83,406)	$(892,884)	$(251,711)	$(24,880,648)

Net Income(Loss) per share Basic and Fully Diluted, From:

Continuing operations	$(0.03)	$(0.41)	$(0.04)	$(1.25)
Discontinued operations	-
Combined	$(0.03)	$(0.41)	$(0.04)	$(1.25)

Weighted Average Number of Common Shares*	26,142,805	201,821	25,345,300	201,821

* retroactively restated common stock for 1 for 500 reverse stock split approved December 26, 2012.

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended April 30,		May 30, 2006 inception through April 30, 2013

	2013	2012
Cash flow from operating Activity:
Operating activity from continuing operations
Net Loss	$(892,884)	$(251,711)	$(24,880,648)
Less: Loss from discontinued operations	-	-	(15,593)
Net loss from continuing operations	(892,884)	(251,711)	(24,896,241)

Adjustments:
Stock issued for services	86,000	17,221	14,726,859
Impairment of goodwill	-	-	1,998,131
Conversion Fee	-	84,432	1,703,665
Amortization of debt discount	82,498	-	590,204
Depreciation	-	-	1,062
Change in derivative	364,054		993,877
Deferred financing fees	-	-	391,807

Changes in assets & liabilities from continuing operations:
Prepaid and Other	(5,158)	(17,000)	103,342
Accounts Payable	(46,408)	-	226,811
Accrued Expenses	315,903	21,578	773,256
Cash flow from operating activities by continuing operations	(95,995)	(145,480)	(3,387,227)

Cash Flow from investing activities
Purchase of fixed assets	-	-	(2,259)
Net cash provided by (used for) from investing activities	-	-	(2,259)

Cash Flow from Financing activities
Notes payable - borrowings	95,620	141,658	2,482,143
Notes payable - payments	-	-	(8,847)
Issuance of stock	-	-	918,692
Net cash provided by (used for) from financing activities	95,620	141,658	3,391,988

Net cash used in continuing operations	(375)	(3,822)	2,502

Cash Flow from discontinued operations	-	-	-

Net change in cash	(375)	(3,822)	2,502

Beginning cash	2,877	9,438

Ending cash	$2,502	$5,616	$2,502

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$3,304
Income Taxes	$-	$-	$-

Non-cash Transactions
During the year ended July 31, 2011, the Company issued 25,000,000 shares of common stock for acquired assets as follows:
Assets acquired			1,278,131
Impairment of goodwill			(1,250,000)
Expenses of acquisition			(28,131)
Assets reported July 31, 2011	$-	$-	$-

Preferred stock issued in exchange for debt	$-	$-	$1,612,062
Common stock issued in exchange for debt	$350,968	$-	$552,084

See accompanying notes to the consolidated financial statements

FBC Holding Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended April 30, 2013 and 2012

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Historically, FBC Holdings, Inc., a Nevada corporation (the "Company"), was incorporated as Wave Uranium Holding and its business was to acquire mineral land positions.  In October 2009 the Company was re-domiciled as a Nevada corporation under the name FBC Holding Corp.  On July 21, 2009, the Company entered into an acquisition agreement to purchase FBC Holdings, Inc., a California corporation ("FBC Holdings, Inc. - California"), at which time the Company abandoned its former business plan in the industry of mining and land acquisition. FBC Holdings, Inc. - - California had no material activity up to the agreement date and no material assets or liabilities. The acquisition agreement called for the Company to purchase FBC Holdings, Inc. - California by acquiring all the outstanding shares of FBC Holdings, Inc. - California in exchange for 8 million shares of the Company. The stock was issued in November 2009. The new entity was to focus in three areas:  (i) branding (product placement) in television production, movies, etc.; (ii) the sale of mini-choppers and the associated merchandise of the brand Beverly Hills Choppers, including clothing, accessories, parts, etc.; and (iii) internet platforms focused on social networking and the database built around the Johnny Fratto Social Club.   The acquisition did not work out according to the Company’s plan and the Company returned all interest in FBC Holdings, Inc. – California, in exchange for the return for return of all the 8 million shares of the Company’s common stock.  On August 11, 2010, the Company signed an Asset Purchase Agreement with Super Rad Corporation.  Under the agreement the Company purchased certain assets related to the collectible toy and art industry.  Super Rad Toys, Inc. was founded as a California corporation in December 2006.  As a result of preparing to go public, it reincorporated in Nevada under the name of Super Rad Industries, Inc. doing business as Super Rad Toys.   In early 2012 the Company entered into an agreement with Todd Whanish to purchase his web platform in order to get involved in the online toy business, catering to artists and the toy industry in general.  Current management has, after examining the data regarding the cost of the necessary portal and related costs and finding that the anticipated gross margins were less than 8%, discontinued this line of business.  Previous management had announced that the Company had entered into licensing agreements with Sports Technology, Inc. (“Sports Technology”) for the exclusive worldwide marketing and distribution of all of Sports Technology’s existing intellectual property (“IP”). Sports Technology represented that among this IP was an agreement with the owners of the Flowboard design and distribution rights which granted Sports Technology assignable and exclusive rights to marketing and distribution of the Flowboard and other products and other ancillary rights of usage. Notwithstanding the Company’s previous announcements, and Sports Technology’s representations, current management has found no evidence of an existing agreement between the Company and Sports Technology assigning such rights, nor has Sports Technology been able to provide the Company with any documentation that it actually possesses any rights to the IP that it sought to convey to the Company. FBC Holding has thus terminated all agreements and relationships with Sport Technology and advises its shareholders that Management’s position is that the company holds no exclusive marketing agreements for the Flowboards. Notwithstanding that, we have taken possession of certain inventory including Flowboards, Snow Skates and skateboards and will continue to market and sell these products on a non-exclusive basis. Management is currently investigating additional lines of business to incorporate into FBC Holding’s current menu of products.

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

BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended April 30, 2013 and 2012; (b) the financial position at April 30, 2013; and (c) cash flows for the nine month periods ended April 30, 2013 and 2012, have been made.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

AFC Topic 820, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2013 and 2012.

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

At April 30, 2013 and 2012 the Company had net operating loss carry-forwards of approximately $20,000,000 and $14,000,000 which begin to expire in 2026. The Deferred tax asset of approximately $3,100,000 and $2,090,000 in 2013 and 2012 has been offset by a 100% valuation allowance.

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

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company expects to be operating.

The Company is pursuing additional debt and equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

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

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan, which has been fully amortized in prior years. The Company's potential equity cost from the conversion feature and attached warrants of $1,249,500 was recorded as an equity obligation liability in 2008. The equity obligation expires five years from amended date, July 6, 2009). As of April 30, 2013, there have been no conversions and the equity obligation is presented as a current liability in the amount of $1,249,500.

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

The features of the notes resulted in the recognition of a derivative liability.  The Company re-valued the features using the Black-Scholes Model, which resulted in a potential liability of $1,347,400 as of April 30, 2013.

Assumptions used in the original derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.08%
Expected lives (years)	.18
Expected price volatility	150.0%
Forfeiture Rate	0.0%

During the year ended July 31, 2012 and through the current period, the series of agreements required the lender to perform certain additional services, including management and satisfaction of certain of the Company’s liabilities.  Each series of notes included compensation for the management function, recorded as expense and added to the convertible notes face value.  Additionally, the services called for compensation in shares to be issued.  Under these individual agreements, the Company is obligated to issue the lender shares of common stock for these financing services, which were valued at the fair market value of the stock at the date of origination (grant date) and a corresponding recognition of an equity obligation.  During the nine month period ended April 30, 2013 the Company issued 35,436,322 shares of common stock, valued at $350,968.  The balance due, as of April 30, 2013 is valued at $216,539.

The balance due under all notes payable at April 30, 2013 and July 31, 2012 was $782,201 and $604,083 (net of $0 of unamortized debt discounts), respectively with all notes currently due or subject to conversion.

Notes payable at April 30, 2013 and July 31, 2011 consist of the following:

	April 30, 2013	July 31, 2012
Demand note payable, dated June 24, 2012, 18% interest rate, maturing June 24, 2013	$7,500	$7,500
Convertible notes payable, all under identical terms of 8% interest, maturing in 30 days from issuance date, convertible into common shares at 50% discount to average five day trading price at date of request	774,701	610,803
Debt discount assigned to convertible notes payable	-	(14,220)
	782,201	604,083
Current maturities of debt	782,201	604,083
Long-term portion of debt	$-	$-

The Company has discounted the Debentures under the interest method, and the original issue discount on the Debentures of $312,500 plus the additional calculated debt discount of $1,250,000 derived from the calculated cost of the conversion feature and attached warrants as limited by the face amount of the Debentures ($1,562,500 total) is being amortized over the life of the loan, which has been fully amortized in prior years. The Company's potential equity cost from the conversion feature and attached warrants of $1,249,500 was recorded as an equity obligation liability in 2008. The equity obligation expires five years from amended date (July 6, 2009). As of April 30, 2013 and 2012, there have been no conversions and the equity obligation is presented as a current liability in the amount of $1,249,500.

(4) STOCKHOLDERS' EQUITY

As of April 30, 2013 and July 31, 2012, the Company had 5,000,000 authorized shares of preferred stock, $.001 par value, with 2,500,000 shares issued and outstanding for each period presented.

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

During fiscal year 2008 the Company granted 20,833 common stock warrants in connection with debenture borrowings as more fully described in Note 3. In addition the Company issued 1,828 warrants to various individuals and entities for compensation, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $150 per share with the warrant terms expiring in November and December of 2009. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.2%, dividend yield of 0%, expected life of 2 years, volatility of 26%. The Company recorded total compensation expense under these warrant issuances of $861,694 in fiscal year 2008.  As of April 30, 2013, all of the 2008 warrant grants of 22,661 expired.

 The Company issued 100,000 warrants in 2009 under a $150,000 convertible debenture, allowing the holder to purchase one share of common stock per warrant, exercisable immediately at $1 per share with the warrant terms expiring in July 2014. The warrants were out of the money with no material recording value. At April 30, 2012 these warrants were not exercised and remain outstanding.

During the period of February 1, 2013 and April 30, 2013, the Company issued 3,111,662 shares of common stock to a consultant in return for the reduction of $32,432 in amounts owed for services performed between June 26, 2012 and September 1, 2012.

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

(7) RELATED PARTY TRANSACTIONS

The Company has consulting contracts with its sole director and officer. In November 2012 the Company and the officers/directors executed an agreement for the services of these directors for $5,000 per month, which amount would be adjusted by an agreement between the parties based upon the relative levels of effort during the period.

The sole officer and director of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities that become available.  A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q of FBC Holding, Inc. for the period ended April 30, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Results of Operations for the Three and Nine Months Ended April 30, 2013 and 2012

Introduction

For the three and nine months ended April 30, 2013 and 2012, we generated a small amount ($160) of revenue from the sale of our inventory of Flowboard, skateboards and Snow Skates purchased from Sport Technology, Inc. at the end of the previous quarter. Our Cost of Sales associated with these sales was $67.92.   Due to a lack of revenues and our expenses for the three and nine months April 30, 2013 and 2012 and for the period May 30, 206 (date of inception) through April 30, 2013, we had a net losses of $796,478, $83,406, $892,884 and $24,880,648, respectively.   An explanation of these numbers and how they relate to our business is contained below.

Revenues

Revenues for the three and nine months ended April 30, 2013 and 2012 were $160, $0, $160, and $33,500, respectively.   Our lack of revenue is primarily due to our focus on securing the marketing rights and distribution channels; engaging new directors and management; and addressing numerous unresolved issues identified subsequent to our change in management. We expect to have revenue in future quarters, but the amount will be dependent on a variety of factors and there is no guarantee we will be successful.  For the three and nine months ended April 30, 2012 we had revenues of $0 and $33,500, respectively, derived from trade shows.

On January 4, 2013 the Company closed a transaction with Sport Technology and Fulfillment Express, Inc. (“FEX”) in which we were assigned ownership of certain inventory consisting of skateboards, Flowboards and Snow Skates valued at $7,155. The Company paid $500 in cash at closing and agreed to pay additional amounts from the sale of the merchandise to be applied these obligations of Sport Technology to FEX at a 50% discount, or $1,758 (the “FEX Obligation”). We agreed to pay the FEX Obligation from the proceeds of the sale of the Inventory which we expect to occur in Q4 of 2013. We also agreed to assume Sports Technology’s prospective obligations under their then-existing contract for fulfillment services with FEX anticipated to be approximately $250 per month until cancelled.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended April 30, 2013 and 2012 were $225,796, $68,406, $381,551 and $230,133, respectively.    Our selling, general and administrative expenses primarily consisted of professional expenses (legal, accounting and auditing), management consulting and other costs incurred related to the public reporting and attainment of working capital to commence our business operations.

Non-Cash Compensation

Our non-cash compensation, resulting from the issuance of common stock, for the nine months ending April 30, 2013 and 2012 was $86,000 and $17,221, respectively.

Net Income (Loss)

Our net loss for the three and nine months ended April 30, 2013 was $796,478 and $892,884  compared to $83,406 and 251,711 for the comparative three and nine months ended April 30, 2012.  Our net loss was greater this year due to non-cash stock compensation ($86,000 vs prior year, in the amount of $17,221) and other non-operating financing costs (interest expense, debt discounts, and effects of changes in our derivative instruments).

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and borrowing from various sources. At April 30, 2013, our cash totaled $2,502 and we had negative working capital of $4,429,942.

Net cash provided by (used in) operating activities was ($95,995) and (145,480) for the nine months ending April 30, 2013 and 2012, respectively. Cash was used primarily to meet the administrative requirements.  Our operating negative cash flows have been funded through convertible debt financings, primarily with related parties.

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

ITEM 4   Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer has concluded that as of April 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we have engaged a third-party consultant firm to assist us in remedying this material weakness.

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

Settlement of outstanding litigation

The Company has an outstanding judgment against it in the amount of $238,152. As of March 6, 2012 the amount of this judgment with additional interest and legal fees grew to $309,070.53. The Creditor filed a Motion to Appoint a Receiver and on August1, 2012, the Court granted the motion.  The judgment was purchased from the Creditor by our Principal Creditor pursuant to a Release and Settlement agreement dated August 8, 2012. It is possible that the Principal Creditor will default on its obligations under Release and Settlement Agreement and the Creditor may choose to enforce the Motion to Appoint a Receiver or the Principal Creditor may opt to enforce the Motion. (See Other Information)

Departure of previous management has created circumstances in which we do not have possession of documents such as agreements and contracts which may result in latent litigation or the existence of corporate obligations of which we are not aware.

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

As a result, latent liabilities may exists that may negatively impact us economically or operationally. We are continuing to investigate the issues and may consider initiating additional action against the former sole officer and director.

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

We have reported losses for every year since our inception and have an accumulated deficit of $20.3 million as of April 31, 2012.   There can be no assurance that we will report positive net income in any future period.

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

If we add additional companies, products or service lines, we may not be able to successfully integrate them or attain the anticipated benefits.

We may acquire existing businesses or may acquire licenses for additional products. If we are unsuccessful in integrating these products, or if integration is more costly than anticipated, we may experience disruptions that could have a material adverse effect on our business. In addition, we may not realize all of the anticipated benefits from our licenses, which could result in an impairment of goodwill or other intangible assets.

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

We have no experience in the businesses that we are considering acquiring.

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

For the period February 1, 2013 through April 30, 2013 we issued 29,956,095 shares of our common stock to various debt holders in exchange for reduction of debt of $175,700 of convertible debt.  The value placed on these shares was $0.006 per share.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Capitoline Ventures II, LLC is a sophisticated investor and familiar with our operations.

ITEM 3   Defaults Upon Senior Securities

The Company has an outstanding judgment against it in the amount of $238,152. As of June 21, 2013 the amount of this judgment with additional interest and legal fees grew to $309,070.53. The Creditor filed a Motion to Appoint a Receiver and on August1, 2012, the Court granted the motion.  The judgment was purchased from the Creditor by our Principal Creditor pursuant to a Release and Settlement agreement dated August 8, 2012. It is possible that the Principal Creditor will default on its obligations under Release and Settlement Agreement and the Creditor may choose to enforce the Motion to Appoint a Receiver or the Principal Creditor may opt to enforce the Motion.

The company is currently in default on several of its senior secured notes.

ITEM 4   Mine Safety Disclosure

There have been no events which are required to be reported under this Item.

ITEM 5   Other Information

On January 10, 2013, Peter Messineo, CPA declined to sit for re-appointment as the Company’s independent registered audit firm due to changes in his firm.  On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants (“DKM”).  In April 2013 the engagement partner, Peter Messineo, terminated his partnership interests in DKM.  In June 2013, with approval of our Board of Directors, we terminated DKM as our independent auditors. In June 2013 we engaged Messineo & Co, CPAs, LLC (the successor firm to the original registration of Peter Messineo, CPA) as our registered public accounting firm.

The reports of Peter Messineo, CPA as of and for the fiscal years ended July 31, 2012 and 2011 contained  no adverse  opinion or  disclaimer  of opinion and were not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to indicate that there was  substantial  doubt about the Company ability to continue as a going concern.

Recent Events - On June 20, 2013 we executed a Consolidated Reinstated and Amended Convertible Promissory Note in the principal amount of $976,770 with or primary institutional lender. This note represented the aggregation of a July 2010 note including accrued interest and additional funding totaling $630,822 and a series of seven convertibles notes which we issued between August 31, 2012 and April 14, 2013 which totaled $345,949. The Consolidated Reinstated and Amended Convertible Promissory Note also provided an extension of the maturity date to September 20, 2013.

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
On May 1, 2013, the Company terminated the services of DKM Certified Public Accountants as its independent registered accounting firm and reengaged Peter Messineo, CPA.

During the period of engagement with DKM (January 2013 through June 2013) we did not have any disagreements on any matters of accounting principles or practices, financial statement disclosure or audit scope or procedures, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in connection with their report on the financial statements for the period of their review (as of January 31, 2013 and for the three and six month period then ended).

The reports of DKM Certified Public Accountants as of and for the quarterly period ended January 31, 2013, contained  no adverse  opinion or  disclaimer  of opinion and were not qualified  or modified as to  uncertainty,  scope or  accounting principle  except to indicate that there was  substantial  doubt about the Company ability to continue as a going concern.

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

FBC Holding, Inc.

Dated: June 24, 2013		/s/ Frank Russo
	By:	Frank Russo
President, Chief Executive Officer, Chief Financial Officer and Sole Director